Form 10-Q
period 2022-02-28
Aura Fat Projects Acquisition Corp
filed 2022-05-26
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41350

Aura FAT Projects Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Phillip Street, #09-00, Royal One Phillip Singapore	048692
(Address of principal executive offices)	(Zip Code)

(65) 3135-1511

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Redeemable Warrant	AFARU	The Nasdaq Stock Market LLC
Class A Ordinary Share, par value $0.0001 per share	AFAR	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	AFARW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 12, 2022, there were 11,615,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEET

FEBRUARY 28, 2022

(UNAUDITED)

ASSETS
Deferred offering costs	$163,725
TOTAL ASSETS	$163,725

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued offering costs	$75,802
Accrued expenses – related party	20,000
Promissory note – related party	71,841
Total Current Liabilities	167,643

Commitments and Contingencies

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288
Additional paid-in capital	24,712
Accumulated deficit	(28,918)
Total Shareholder’s Deficit	(3,918)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$163,725

(1)	This number includes up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On April 18, 2022, the underwriters exercised their over-allotment option in full, hence, the 375,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH FEBRUARY 28, 2022

(UNAUDITED)

Operating and formation costs	$28,918
Net loss	$(28,918)

Weighted average Class B ordinary shares outstanding, basic and diluted(1)	2,500,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	This number excludes up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On April 18, 2022, the underwriters exercised their over-allotment option in full, hence, the 375,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

 STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH FEBRUARY 28, 2022

(UNAUDITED)

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(28,918)	(28,918)

Balance — February 28, 2022	2,875,000	$288	$24,712	$(28,918)	$(3,918)

(1)	This number includes up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On April 18, 2022, the underwriters exercised their over-allotment option in full, hence, the 375,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH FEBRUARY 28, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(28,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor under the promissory note	8,918
Net cash used in operating activities	(20,000)

Cash Flows from Financing Activities:
Accrued expenses — related party	20,000
Proceeds from promissory note — related party	62,923
Payment of offering costs	(62,923)
Net cash provided by financing activities	20,000

Net Change in Cash	—
Cash — beginning of period	—
Cash — end of period	$—

Supplemental disclosure of non-cash flow financing activities:
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs	$75,802

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Note 1 — Organization, Business Operation and Basis of Presentation

Aura Fat Projects Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on December 6, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of February 28, 2022, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through February 28, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Aura FAT Projects Capital LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 12, 2022. On April 18, 2022, the Company consummated the Initial Public Offering of 11,500,000 units (“Units”), which includes the exercise of the over-allotment option in full of 1,500,000 Units, generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Aura FAT Projects Capital LLC generating gross proceeds to the Company in the amount of $5,000,000.

Transaction costs amounted to $5,724,784 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,784 of costs related to the Initial Public Offering. Cash of $1,141,203 was held outside of the Trust Account on April 18, 2022 and was available for working capital purposes as of the Initial Public Offering closing date. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Upon the closing of the Initial Public Offering, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) and may only be invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the memorandum and articles of association prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association) (the “Combination Period”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or share exchange listing requirements.

The public shareholders are entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share, however, there is no guarantee that investors will receive $10.20 per share upon redemption.

The shares of ordinary share subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

The Company will have only 15 months (or up to a 21-month period if the Company chooses to extend such period, as described in more detail in the final prospectus, or as extended by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association) from the closing of the Initial Public Offering to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors will enter into a letter agreement with Company, pursuant to which they will agree to (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s amended and restated memorandum and articles of association prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association), or (B) with respect to any other provision relating to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period although the Company will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Going Concern Consideration

As of February 28, 2022, the Company had no cash on hand and a working capital deficit of $167,643. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Memorandum of Association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on April 14, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on April 22, 2022. The interim results for the period from December 6, 2021 (inception) through February 28, 2022 are not necessarily indicative of the results to be expected for the period ending November 30, 2022 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of February 28, 2022.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of $549,784 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $5,175,000, were charged to additional paid-in capital upon completion of the Initial Public Offering.

As of February 28, 2022, there were $163,725 of deferred offering costs recorded in the accompanying unaudited balance sheet.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At February 28, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. At February 28, 2022, there were no Class A ordinary shares subject to possible redemption outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As February 28, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on April 18, 2022, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant. Only whole warrants are exercisable. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on April 18, 2022, the Company’s Sponsor purchased an aggregate of 5,000,000 warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000.

Each Private Placement Warrant is identical to the warrants offered by the Initial Public Offering, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the placement warrants) are identical to the warrants sold in the Initial Public Offering except that (a) the placement warrants and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial Business Combination, except to permitted transferees, and (b) will be entitled to registration rights.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Note 5 — Related Party Transaction

Founder Shares

On January 7, 2022, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares (or ordinary shares issuable upon conversion thereof) until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) the date on which the Company complete a liquidation, merger, capital share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, the converted Class A ordinary shares will be released from the Lock-up if (i) the last reported sale price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and other transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) if the Company completes a transaction after the initial Business Combination which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

Promissory Note—Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. As of February 28, 2022, there was $71,841 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $83,954 as of the IPO closing date was due on demand.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of February 28, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 28, 2022, $20,000 was owed to the affiliate and is presented in accrued expenses related party on the balance sheet.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, the representative shares, Private Placement Warrants (including component securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary share) that may be issued upon exercise of the warrants as part of the Working Capital Loans and Class A ordinary share issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary share). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments. This option was exercised on the closing date of the Initial Public Offering, April 18, 2022.

The underwriters were paid a cash underwriting discount of 1% of the gross proceeds, which aggregated to $1,150,000 at the Initial Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, which aggregates to $4,025,000, upon the completion of the Company’s initial Business Combination.

Representative shares

The Company issued to the representative or its designees 115,000 shares of Class A ordinary shares upon the consummation of the Initial Public Offering. These shares are referred to as the “representative shares”. The holders of the representative shares have agreed not to transfer, assign or sell any such ordinary shares until the completion of the initial Business Combination.

In addition, the holders of the representative’s shares have agreed (i) that they will not transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period. The representative’s shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Note 7 — Shareholders’ Equity

Preferred shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 28, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At February 28, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At February 28, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. An aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering. Due to the underwriters’ exercise of its over-allotment option at IPO date, 375,000 shares are no longer subject to forfeiture.

Only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Company’s Founder Shares may remove a member of the board of directors for any reason by ordinary resolution. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the ordinary shares who attend and vote at the Company’s general meeting. Additionally, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which a special resolution), holders of the Company’s Founder Shares will have ten votes for every founder share and holders of the Class A ordinary shares will have one vote for every Class A ordinary share. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection without initial Business Combination, except as required by law, holders of the Company’s Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder of one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Warrants and underlying securities and the representative shares) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company). The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Warrants — There were no Public and Private Placement Warrants outstanding as of February 28, 2022. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of (a) 30 days after the completion of the Company’s initial Business Combination and (b) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary share equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending 3 business days before the Company send the notice of redemption to the warrant holders.

If holders of Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price, by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A ordinary share for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(Unaudited)

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheet date up to the date that the unaudited financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Aura FAT Projects Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aura FAT Projects Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company was incorporated as a Cayman Island exempted company on December 6, 2021, formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We have not selected any specific Business Combination target and we have not, nor anyone in our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We will not be limited to a particular industry or geographic region in identification and acquisition of a target company. We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through February 28, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from December 6, 2021 (inception) through February 28, 2022, we had a net loss $28,918, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on April 18, 2022, we consummated the Initial Public Offering of 11,500,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Aura FAT Projects Capital LLC, (the “Sponsor”), generating gross proceeds of $5,000,000.

Following the Initial Public Offering on April 18, 2022, including the full exercise of the over-allotment option, and the Private Placement, a total of $117,300,000 (or $10.20 per Unit) was placed in the Trust Account. We incurred $5,724,784 in Initial Public Offering related costs, including $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees, and $549,784 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, utilities, and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination. We began incurring these fees on the filing of the initial draft registration statement, which was January 27, 2022 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $4,025,000 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination and (ii) will be waived by the underwriters in the event that we do not complete a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended February 28, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC on April 14, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering. The risk factor disclosure in our final prospectus for the Initial Public Offering filed with the SEC on April 14, 2022, set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The risk factor disclosure in our final prospectus as set forth under the heading “If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations” is replaced in its entirety with the following risk factor:

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2022, we issued an aggregate of 2,875,000 Founder Shares to the Sponsor for an aggregate price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On April 18, 2022, in connection with the underwriters’ election to fully exercise their over-allotment option, an aggregate of 375,000 Founder Shares were no longer subject to forfeiture, and 2,875,000 Founder Shares remain outstanding. The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On April 18, 2022, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable at any time commencing on the later of April 18, 2023, 12 months from the closing of the Initial Public Offering or the date of the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

EF Hutton, division of Benchmark Investments, LLC (“EF Hutton” is acting as the sole book-running manager and as the representative of the underwriters mentioned in the prospectus for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-263717) (the “Registration Statement”). The SEC declared the Registration Statement effective on April 14, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Aura FAT Projects Capital LLC (the “Sponsor”), generating gross proceeds of $5,000,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the placement warrants) are identical to the warrants sold in the Initial Public Offering except that (a) the placement warrants and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial Business Combination, except to permitted transferees, and (b) will be entitled to registration rights.

We incurred $5,724,784 of transaction costs, consisting of $1,150,000 in underwriting fees paid in cash, $4,025,000 in deferred underwriting fees, and $549,784 of other offering costs and expenses related to the Initial Public Offering.

After deducting the underwriting fees (excluding the deferred portion of $4,025,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement was $118,300,215, of which $117,300,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURA FAT PROJECTS ACQUISITION CORP.

Date: May 26, 2022	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: May 26, 2022	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)