Form 10-Q
period 2022-05-31
Aura Fat Projects Acquisition Corp
filed 2022-07-14
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41350

AURA FAT PROJECTS ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Phillip Street, #09-00,
Royal One Phillip, Singapore, 048692

(Address of principal executive offices)

65-3135-1511

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one Redeemable Warrant	AFARU	The Nasdaq Stock Market LLC
Class A Ordinary Share, $0.0001 par value per share	AFAR	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	AFARW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 13, 2022, there were 11,615,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2022

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Balance Sheet as of May 31, 2022 (Unaudited)	1
	Statements of Operations for the Three Months Ended May 31, 2022 and for the Period from December 6, 2021 (Inception) Through May 31, 2022 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three Months Ended May 31, 2022 and for the Period from December 6, 2021 (Inception) Through May 31, 2022 (Unaudited)	3
	Statement of Cash Flows for the Period from December 6, 2021 (Inception) Through May 31, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4.	Controls and Procedures	16
Part II.	Other Information
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Part III.	Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEET

MAY 31, 2022

(UNAUDITED)

Assets
Current Assets:
Cash	$779,192
Prepaid expenses and other current assets	286,027
Total Current Assets	1,065,219

Cash and marketable securities held in Trust Account	117,405,783
Total Assets	$118,471,002

Liabilities and Shareholders’ Deficit
Accrued expenses	$179,854
Accrued offering costs	12,298
Promissory note - related party	83,954
Total Current Liabilities	276,106

Deferred underwriting commission	4,025,000
Total Liabilities	4,301,106

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 11,500,000 shares at a redemption value of $10.21 per share	117,405,783

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	-
Accumulated deficit	(3,236,187)
Total Shareholders’ Deficit	(3,235,887)
Total Liabilities and Shareholders’ Deficit	$118,471,002

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31,	For the Period from December 6, 2021 (Inception) Through May 31,
	2022	2022

Operating and formation costs	$207,184	$236,102
Loss from operations	(207,184)	(236,102)

Other income (expense):
Interest earned on marketable securities held in Trust Account	105,783	105,783
Total other income, net	105,783	105,783

Net loss	$(101,401)	$(130,319)

Weighted average shares outstanding, Class A redeemable ordinary shares	5,428,750	2,837,756

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.03)

Weighted average shares outstanding, Class B ordinary shares	2,675,272	2,151,278

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2022 AND FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO MAY 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(28,918)	(28,918)

Balance — February 28, 2022	—	—	2,875,000	288	24,712	(28,918)	(3,918)

Sale of Public Shares in Initial Public Offering	11,500,000	1,150	—	—	109,274,065	—	109,275,215

Sale of Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Issuance of Representative Shares	115,000	12	—	—	(12)	—	—

Class A ordinary shares subject to redemption	(11,500,000)	(1,150)	—	—	(117,298,850)	—	(117,300,000)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	3,000,085	(3,105,868)	(105,783)

Net loss	—	—	—	—	—	(101,401)	(101,401)

Balance – May 31, 2022	115,000	$12	2,875,000	$288	$—	$(3,236,187)	$(3,235,887)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO MAY 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(130,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(109,881)
Unrealized loss on marketable securities held in Trust Account	4,098
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286,027)
Accrued expenses	179,854
Net cash used in operating activities	(342,275)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,850,000
Proceeds from sale of Private Placement Warrants	5,000,000
Proceeds from promissory note – related party	83,954
Payment of offering costs	(512,487)
Net cash provided by financing activities	118,421,467

Net Change in Cash	779,192
Cash – Beginning of period	—
Cash – End of period	$779,192

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs	$12,298
Issuance of Representative Shares	$(12)
Initial classification of ordinary shares subject to redemption	$117,300,000
Accretion of Class A ordinary shares carrying value to redemption value	$105,783
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aura Fat Projects Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on December 6, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of May 31, 2022, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through May 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Aura FAT Projects Capital LLC generating gross proceeds to the Company in the amount of $5,000,000.

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $779,192 was held outside of the Trust Account on May 31, 2022 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

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

The Company will have only 15 months (or up to a 21-month if the Company chooses to extend such period, as described in more detail in the final prospectus, or as extended by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association) from the closing of the Initial Public Offering to consummate the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of May 31, 2022, the Company had $779,192 in its operating bank accounts and working capital of $789,113, which excludes $105,783 of income earned on the Trust Account, which may be used to pay tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete an Initial Business Combination by July 18, 2023, then the Company will cease all operations, except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2023.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on April 14, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on April 22, 2022. The interim results for the period from December 6, 2021 (inception) through May 31, 2022 are not necessarily indicative of the results to be expected for the period ending November 30, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2022.

Marketable Securities Held in Trust Account

At May 31, 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with an Initial Public Offering

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at May 31, 2022, Class A ordinary shares subject to possible redemption in the amount of $117,300,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of May 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of May 31, 2022
Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	105,783

Class A ordinary shares subject to possible redemption	$117,405,783

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As May 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending May 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended May 31, 2022		For the Period from December 6, 2021 (Inception) Through May 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(67,927)	$(33,474)	$(74,125)	$(56,194)
Denominator:
Basic and diluted weighted average shares outstanding	5,428,750	2,675,272	2,837,756	2,151,278
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant. Only whole warrants are exercisable. Each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 5,000,000 warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 7, 2022, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of May 31, 2022, $80,000 was owed to the affiliate and is presented in accrued expenses on the balance sheet.

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. As of May 31, 2022, there was $83,954 outstanding under the Promissory Note, which is now due on demand.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of May 31, 2022, the Company had no borrowings under the Working Capital Loans.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments. This option was exercised on the date of the Initial Public Offering, April 18, 2022.

The underwriters were paid a cash underwriting discount of 1% of the gross proceeds, which aggregated to $1,150,000 at the Initial Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, which aggregates to $4,025,000, upon the completion of the Company’s initial Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of May 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At May 31, 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At May 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

Warrants — Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from closing of the Initial Public Offering and the date of the consummation of the initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At May 31, 2022, assets held in the Trust Account were comprised of $309 in cash and $117,405,474 in U.S. Treasury securities. During the three months ended May 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$117,405,783

NOTE 9. SUBSEQUENT EVENTS

Payment of Promissory Note

On June 22, 2022 the Company paid the balance due on the promissory note of $83,954.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aura FAT Projects Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aura FAT Projects Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 6, 2021 formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through May 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2022, we had a net loss of $101,401, which consists of operating and formation costs of $207,184 and an unrealized loss on marketable securities held in our Trust Account of $4,098, offset by interest income on marketable securities held in the Trust Account of $109,881.

For the period from December 6, 2021 (inception) through May 31, 2022, we had net loss $130,319, which consisted of operating and formation costs of $236,102 and an unrealized loss on marketable securities held in our Trust Account of $4,098, offset by interest income on marketable securities held in the Trust Account of $109,881.

Liquidity and Capital Resources

On April 18, 2022, we consummated the Initial Public Offering of 11,500,000 Units, at a price of $10.00 per Unit, which includes the exercise of the over-allotment option in full of 1,500,000 Units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds to the Company in the amount of $5,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $117,300,000 was placed in the Trust Account. We incurred $5,724,785 in Initial Public Offering related costs, including $1,150,000 of underwriting fees and $4,025,000 of deferred underwriting fees and $549,784 of other offering costs.

For the period from December 6, 2021 (inception) through May 31, 2022, cash used in operating activities was $342,275. Net loss of $130,319 was affected by interest earned on marketable securities held in the Trust Account of $109,881 and unrealized loss on marketable securities held in the Trust account of $4,098. Changes in operating assets and liabilities used $106,173 of cash for operating activities.

As of May 31, 2022, we had marketable securities held in the Trust Account of $117,405,783 (including $105,783 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2022, we had cash of $779,192. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 18, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement. We began incurring these fees on January 27, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, which aggregates to $4,025,000, upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies:

Recent Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

On April 18, 2022, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable at any time commencing on the later of April 18, 2023, 12 months from the closing of the Initial Public Offering or the date of the consummation of our initial Business Combination and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 12, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein(1)
4.1	Warrant Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company(1)
10.1	Letter Agreement, dated April 12, 2022, among the Company, Aura FAT Projects Capital LLC and each of the executive officers and directors of the Company.(1)
10.2	Investment Management Trust Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company.(1)
10.3	Registration Rights Agreement, dated April 12, 2022, among the Company and certain securityholders.(1)
10.4	Private Placement Warrant Purchase Agreement, dated April 12, 2022, between the Company and Aura FAT Projects Capital LLC.(1)
10.5	Form of Indemnity Agreement.(1)
10.6	Administrative Support Agreement, dated January 7, 2022, by and between the Company and Fat Ventures Pte. Ltd.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA FAT PROJECTS ACQUISITION CORP.

Date: July 13, 2022	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: July 13, 2022	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)