Form 10-Q
period 2022-08-31
Aura Fat Projects Acquisition Corp
filed 2022-10-14
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2022

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

As of October 13, 2022, there were 11,615,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2022

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Financial Statements	1
	Balance Sheet as of August 31, 2022 (Unaudited)	1
	Statements of Operations for the Three Months Ended August 31, 2022 and for the Period from December 6, 2021 (Inception) Through August 31, 2022 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three Months Ended August 31, 2022 and for the Period from December 6, 2021 (Inception) Through August 31, 2022 (Unaudited)	3
	Statement of Cash Flows for the Period from December 6, 2021 (Inception) Through August 31, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	18
Part II.	Other Information
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Part III.	Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEET

AUGUST 31, 2022

(UNAUDITED)

Assets
Current Assets
Cash	$531,309
Prepaid expenses and other current assets	206,066
Total Current Assets	737,375

Cash and marketable securities held in Trust Account	117,867,008
Total Assets	$118,604,383

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$126,061
Deferred legal fee	5,881
Total Current Liabilities	131,942

Deferred underwriting commission	4,025,000
Total Liabilities	4,156,942

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 11,500,000 shares at a redemption value of $10.25 per share	117,867,008

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(3,419,867)
Total Shareholders’ Deficit	(3,419,567)
Total Liabilities and Shareholders’ Deficit	$118,604,383

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,	For the Period from December 6, 2021 (Inception) Through August 31,
	2022	2022
Operating and formation costs	$183,680	$419,782
Loss from operations	(183,680)	(419,782)

Other income (expense):
Interest earned on marketable securities held in Trust Account	463,152	573,033
Unrealized loss on marketable securities held in Trust Account	(1,927)	(6,025)
Total other income, net	461,225	567,008

Net income	$277,545	$147,226

Weighted average shares outstanding, Class A redeemable ordinary shares	11,615,000	5,850,840

Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.02

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,399,720

Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.02

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO AUGUST 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(28,918)	(28,918)

Balance — February 28, 2022	—	$—	2,875,000	$288	$24,712	$(28,918)	$(3,918)

Sale of Public Shares in Initial Public Offering	11,500,000	1,150	—	—	109,274,065	—	109,275,215

Sale of Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Issuance of Representative Shares	115,000	12	—	—	(12)	—	—

Class A ordinary shares subject to redemption	(11,500,000)	(1,150)	—	—	(117,298,850)	—	(117,300,000)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	3,000,085	(3,105,868)	(105,783)

Net loss	—	—	—	—	—	(101,401)	(101,401)

Balance – May 31, 2022	115,000	$12	2,875,000	$288	—	$(3,236,187)	$(3,235,887)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(461,225)	(461,225)

Net income	—	—	—	—	—	277,545	277,545

Balance – August 31, 2022	115,000	$12	2,875,000	$288	$—	$(3,419,867)	$(3,419,567)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO AUGUST 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$147,226
Adjustments to reconcile net income to net cash used in\ operating activities:
Interest earned on marketable securities held in Trust Account	(573,033)
Unrealized loss on marketable securities held in Trust Account	6,025
Deferred legal fees	5,881
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(206,066)
Accounts payable and accrued expenses	126,061
Net cash used in operating activities	(493,906)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,850,000
Proceeds from sale of Private Placement Warrants	5,000,000
Proceeds from promissory note – related party	83,954
Repayment of promissory note – related party	(83,954)
Payment of offering costs	(524,785)
Net cash provided by financing activities	118,325,215

Net Change in Cash	531,309
Cash – Beginning of period	—
Cash – End of period	$531,309

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Issuance of Representative Shares	$(12)
Initial classification of ordinary shares subject to redemption	$117,300,000
Accretion of Class A ordinary shares carrying value to redemption value	$567,008
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

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

As of August 31, 2022, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through August 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $531,309 was held outside of the Trust Account on August 31, 2022 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

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

The shares of ordinary share subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

Going Concern Consideration

As of August 31, 2022, the Company had $531,309 in its operating bank accounts and working capital of $605,433, which excludes $567,008 of income earned on the Trust Account, which may be used to pay tax obligations.

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

AUGUST 31, 2022

(Unaudited)

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on April 14, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on April 22, 2022. The interim results for the period from December 6, 2021 (inception) through August 31, 2022 are not necessarily indicative of the results to be expected for the period ending November 30, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2022.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At August 31, 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of August 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of August 31, 2022
Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	567,008
Class A ordinary shares subject to possible redemption	$117,867,008

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As August 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending August 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended August 31, 2022		For the Period from December 6, 2021 (Inception) Through August 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$222,477	$55,068	$104,405	$42,821
Denominator:
Basic and diluted weighted average shares outstanding	11,615,000	2,875,000	5,850,840	2,399,720
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.02

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

AUGUST 31, 2022

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended August 31, 2022 and for the period from December 6, 2021 (inception) through August 31, 2022, the Company incurred $60,000 and $140,000, respectively, in fees for these services. As of August 31, 2022, $20,000 was owed to the affiliate and is presented in accounts payable and accrued expenses on the balance sheet.

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of August 31, 2022, there was no outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of August 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of August 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At August 31, 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheet).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At August 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2022

(Unaudited)

At August 31, 2022, assets held in the Trust Account were comprised of $561 in cash and $117,866,447 in U.S. Treasury securities. During the three months ended August 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$117,867,008

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through August 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2022, we had a net income of $277,545, which consists of interest income on marketable securities held in the Trust Account of $463,152, offset by operating and formation costs of $183,680 and an unrealized loss on marketable securities held in our Trust Account of $1,927.

For the period from December 6, 2021 (inception) through August 31, 2022, we had a net income of $147,226, which consists of interest income on marketable securities held in the Trust Account of $573,033, offset by operating and formation costs of $419,782 and an unrealized loss on marketable securities held in our Trust Account of $6,025.

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

For the period from December 6, 2021 (inception) through August 31, 2022, cash used in operating activities was $493,906. Net income of $147,226 was affected by interest earned on marketable securities held in the Trust Account of $573,033, unrealized loss on marketable securities held in the Trust account of $6,025 and deferred legal fees of $5,881. Changes in operating assets and liabilities used $80,005 of cash for operating activities.

As of August 31, 2022, we had marketable securities held in the Trust Account of $117,867,008 (including $567,008 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2022, we had cash of $531,309. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

AURA FAT PROJECTS ACQUISITION CORP.

Date: October 14, 2022	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: October 14, 2022	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)