Form 10-K
period 2022-11-30
Aura Fat Projects Acquisition Corp
filed 2023-02-23
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-901886

Aura FAT Projects Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Phillip Street, #09-00, Royal One Phillip Singapore	048692
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +65-3135-1511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one redeemable warrant	AFARU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 par value per share	AFAR	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50 per share	AFARW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 15 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on November 30, 2022, as reported on the Nasdaq Global Market was $116,610,000.

As of February 21, 2023, there were 11,308,551 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association adopted on January 6, 2022;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” means the Companies Act (as amended) of the Cayman Islands.

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B ordinary share initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on April 18, 2022;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“MaloneBailey” are to MaloneBailey LLP, our independent registered public accounting firm.

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Ordinary shares” means the Class A Shares and the Class B Shares, collectively;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants purchased by our sponsor in the private placement;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form S-1 filed with the SEC on March 18, 2022, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended November 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Aura FAT Projects Capital LLC., a Cayman Islands limited liability company;

●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $117,300,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the public units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Aura FAT Projects Acquisition Corp;

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on December 6, 2021, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. None of our officers, directors, promoters or other affiliates have engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital share exchange, asset acquisition or other similar business combination with us.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search on new emerging technology companies with an acute growth potential in Southeast Asia, Australia and New Zealand in sectors such as the Web 3.0, blockchain, cryptocurrency, digital ledger, e-gaming and other new financial technology and services sectors.

Initial Public Offering

On April 18, 2022 we consummated our initial public offering of 11,500,000 units, including the underwriters over-allotment option of an additional 1,500,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A Ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds to the Company in the amount of $5,000,000.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by our Chairman of the Board and Co-Chief Executive Officer, Tristan Lo, and our Co-Chief Executive Officer and Chief Financial Officer, David Andrada, who are well positioned to take advantage of the growing set of acquisition opportunities focused on healthcare and technology and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders. We will have only 15 months from the closing of the IPO, or July 18, 2023, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months, or until January 18, 2024, to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. If our initial business combination is not consummated by July 18, 2023 (or until January 18, 2024 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company that our management and board believes has compelling potential for value creation. Given the reputation, experience and track record of our management team and board of directors, we believe the company is well-positioned to identify unique opportunities within our targeted sectors. Our selection process will leverage our relationships and involve blockchain development firms and protocols, angel investors, venture capitalists, private equity and growth equity funds, as well as the deep network within the financial technology industry of our team and board of directors, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets.

Specifically, we believe that our unique ability to source and attract business combination targets comes from our position as a SPAC primarily focused on new financial services technology and our management team’s:

●	Deep and global base of relationships among the leading industry venture capital firms, executives, press, and bankers.

●	Unique collection of deal-sourcing assets, direct investments, advisory work and community building assets.

●	Track record of leading, managing or supporting investments in companies to accelerate their growth and maturation, including venture-based investments led by our team.

●	Deep and prolific experience in helping private companies prepare and manage the transition to the public markets.

●	Demonstrated ability to develop and grow companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses.

Numerous other examples can be drawn from our management team’s many combined years of business specific to the Asia Pacific (specifically Southeast Asian and Australia) region.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We plan to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines. We intend to seek to acquire companies within industries that exhibit strong characteristics including, but not limited to, the following:

●	significant established market position and domestic and international expansion potential,

●	its own solid technological base or access to a stable, capable outside supplier,

●	capability and commitment to full financial markets regulation and SEC compliance, and

●	a motivated and capable management team.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographic region, we intend to focus on the acquisition of new emerging technology company with a significant Web 3.0, blockchain, cryptocurrency, digital ledger, e-gaming and other new financial technology and services application. We view our most attractive emerging cryptocurrency markets as Southeast Asia (such as Singapore, Indonesia, Vietnam, Thailand, Malaysia and the Philippines), Australia, and New Zealand. We will not pursue any target nor consummate an initial business combination with any entity that is incorporated, organized or has its principal business operations in China, Hong Kong or Macau.

•	These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses, and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in our Registration Statement if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A ordinary share (or shares of a new holding company) or for a combination of our shares of Class A ordinary share and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following April 18, 2027 the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary share that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary share held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary share held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $118,785,342 as of November 30, 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary share, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay Fat Ventures Pte. Ltd.., an affiliate of our sponsor, a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman law for each such transaction.

Whether
Shareholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;

•	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary share could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of November 30, 2022, the amount in the trust account was approximately $10.33 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary share or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

In the event that the anchor investors hold all purchased units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the shareholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by July 18, 2023 (or until January 18, 2024 if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 15 months from April 18, 2022, the closing of our Initial Public Offering We may seek ordinary resolution of the public shareholders for any extension beyond 15 months at a meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and/or redeem their shares in connection with the approval of such extension. Alternatively, or in the event that there is an unsuccessful effort to obtain public shareholder approval for the proposed extensions(s), we may, but are not obligated to, extend the period in which we must complete our initial business combination twice, for an additional three months each time, up to 21 months by depositing into the trust account on or prior to the applicable deadline for each three-month extension $1,150,000 ($0.10 per unit in either case). Public shareholders, in this situation, will not be offered the opportunity to vote on and/or redeem their shares in connection with such extension. If we are unable to complete our initial business combination by July 18, 2023 (or by January 18, 2024), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period (or up to 21-month period).

Our sponsor, senior advisors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). The anchor investors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time frame. However, if our sponsor, senior advisors, officers, directors, or anchor investors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $360,530 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the placement warrant, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. MaloneBailey, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of November 30, 2022, we have access to up to approximately $360,530 from the proceeds of the IPO and the sale of the placement warrant with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by special resolution.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary share and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending November 30, 2023 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following April 18, 2027, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A ordinary share that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary share held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary share held by nonaffiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a newly incorporated Cayman Islands exempt company with no operating history and no revenues;

•	our ability to continue as a “going concern”;

•	as a result of the low initial price paid by our sponsor and the anchor investors for the founder shares, our sponsor, its affiliates and our management team as well as the anchor investors stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders;

•	we may not be able to complete our initial business combination within the prescribed time frame;

•	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our shareholders may be held liable for claims by third parties against us;

•	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share

•	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

•	conflicts of interest of our sponsor, officers and directors and our anchor investors;

•	we may have a limited ability to assess the management of a prospective target business;

•	our public shareholders may not be afforded an opportunity to vote on our proposed business combination;

•	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree;

•	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

•	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

•	our competitors have advantages over us in seeking business combinations;

•	we may be unable to obtain additional financing;

•	our warrants may have an adverse effect on the market price of our ordinary shares;

•	we may issue additional equity and/or debt securities to complete our initial business combination;

•	our sponsor controls a substantial interest in us;

•	if we seek shareholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

•	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

•	lack of protections normally afforded to investors of blank check companies;

•	possibility of losing the ability to redeem all shares equal to or in excess of 15% of our ordinary shares if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;

•	Nasdaq may delist our securities from trading on its exchange;

•	we will likely only be able to complete one business combination with the proceeds of the IPO and the sale of the placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services;

•	we are not registering the ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO at this time, and such registration may not be in place when an investor desires to exercise such warrants;

•	shares being redeemed and warrants becoming worthless;

•	events which may result in the per-share amount held in our trust account dropping below $10.20 per public share;

•	our directors may decide not to enforce the indemnification obligations of our sponsor;

•	if, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced;

•	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

•	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

•	impact of COVID-19 and related risks; the potential inability to enforce judgments against us or our management or board of directors

•	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

•	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations.

•	Our auditors have identified a material weakness in our accounting controls as a result of repayment of certain amounts to our Sponsor and its Affiliate prior to, and at the time, we completed our initial public offering. We are working to correct those weaknesses.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at located at 1 Phillip St., #09-00, Royal One Phillip, Singapore, 048692, and our telephone number is + 65-3135-1511. The cost for our use of this space is included in the $20,000 per month fee we pay to Fat Ventures Pte. Ltd., an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “AFARU,” “AFAR,” AND “AFARW,” respectively. Our units commenced public trading on April 13, 2022, and our public shares and public warrants commenced separate public trading on June 3, 2022.

(b) Holders

On February 21, 2023, there was 1 holder of record of our units, 4 holders of record of our Class A ordinary share and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary share to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On April 18, 2022, we consummated our initial public offering of 11,500,000 units, including 1,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one public warrant, with each public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,000,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to the sponsor generating gross proceeds in the amount of $5,000,000.

A total of $117,300,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through November 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from December 6, 2021 (inception) through November 30, 2022, we had a net income of $817,089, which consists of interest income on marketable securities held in the Trust Account of $1,483,349 and an unrealized gain on marketable securities held in our Trust Account of $1,993, offset by operating and formation costs of $668,253.

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

For the period from December 6, 2021 (inception) through November 30, 2022, cash used in operating activities was $664,685. Net income of $817,089 was affected by interest earned on marketable securities held in the Trust Account of $1,483,349 and an unrealized gain on marketable securities held in the Trust account of $1,993. Changes in operating assets and liabilities used $3,568 of cash for operating activities.

As of November 30, 2022, we had marketable securities held in the Trust Account of $118,785,342 (including $1,485,342 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2022, we had cash of $360,530. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tristan Lo	39	Co-Chief Executive Officer, Director and Chairman of Board
David Andrada	41	Co-Chief Executive Officer, Chief Financial Officer and Director
Calvin Ng	39	Director
Nils Michaelis	48	Director
Thorsten Neumann	40	Independent Director
Aneel Ranadive	38	Independent Director
John Laurens	61	Independent Director
Jay McCarthy	59	Independent Director
Andrew Porter	44	Independent Director

The experience of our directors and executive officers is as follows:

Mr. Tristan Lo serves as our Co-Chief Executive Officer and Chairman of the Board. Mr. Lo also serves as a director of FP Two Investments and Holdings Limited (since November 2021), Fat Projects Two Capital Inc. (since November 2021), and Fat Projects International Investments and Holdings Limited (since October 2021), each of which is an affiliate of sponsor. Since May 2015, Mr. Lo has served as a Managing Partner of Fat Projects Pte. Ltd., an affiliate of our sponsor, where he identifies strategic partnership opportunities, guides equity investment strategy, and leads operations of the firm’s portfolio of companies. Mr. Lo has been a lifelong entrepreneur, starting his first company in advertising and marketing while completing his Business Degree at the University of Technology Sydney. Thereafter, he founded companies in Australia including a portfolio of telecommunication retail stores, online accredited training businesses, and a portfolio of hotel businesses. In March 2013, Mr. Lo moved to Singapore and became the founder and Chief Executive Officer of Mums.sg, an e-commerce B2C company. While at Mums.sg, Mr. Lo grew the e-commerce business from inception to operations across Singapore and further expanded by acquiring a complimentary e-commerce company in Hong Kong. In 2016, Mr. Lo, subsequently negotiated a majority sale to JD.ID, an e-commerce company based in Jakarta, Indonesia, part of NASDAQ listed JD.com. JD.com is widely recognized as one of the leading e-commerce companies in the world. Following the sale to JD.ID Mr. Lo spent 18 months on the ground in Jakarta helping build their Indonesian operations from infancy. Mr. Lo is an experienced operator scaling businesses via organic growth and mergers and acquisition across Asia Pacific. In October 2018, Mr. Lo became a director of Panamericana Pte. Ltd., a Singapore food and beverage company. In October 2019, Mr. Lo co-founded Clean Eats & Co Pte. Ltd., a Singapore food technology company and has been the chief executive officer thereof since then. In April 2021, Mr. Lo co-founded Fat Projects Acquisition Corp (FATP:Nasdaq), a special purpose acquisition company incorporated under the laws of Cayman Islands, which is currently listed on Nasdaq Stock Market, and serves as its Co-Chief Executive Officer and Chairman of Board (see discussion in “Management-Conflicts of Interest”). Mr. Lo holds a Bachelor of Business, Marketing and E-Business from University of Technology Sydney. Mr. Lo held various roles in private equity and has a decade of professional and transaction experience. We believe Mr. Lo is well-qualified to serve as a member of our board of directors due to this experience in the e-commerce industry.

Mr. David Andrada serves as our Co-Chief Executive Officer and Chief Financial Officer and as a director. In April 2021, Mr. Andrada co-founded Fat Projects Acquisition Corp (FATP:Nasdaq), a special purpose acquisition company incorporated under the laws of Cayman Islands, which is currently listed on Nasdaq Stock Market, and serves as its Co-Chief Executive Officer and Chief Financial Officer and as a director (see discussion in “Management-Conflicts of Interest”). Since December 2021, Mr. Andrada serves as a manager of Aura Fat Projects Capital LLC, our sponsor. Mr. Andrada also serves as a director of FP Two Investments and Holdings Limited (since November 2021), Fat Projects Two Capital Inc. (since November 2021), and Fat Projects International Investments and Holdings Limited (since October 2021), each of which is an affiliate of sponsor. Since May 2015, Mr. Andrada has served as a Managing Partner of Fat Projects Pte. Ltd., an affiliate of our sponsor, where he helps guide the firm’s capital raisings and M&A activity. Since September 2020, Mr. Andrada serves as the Co-Founder and Chief Financial Officer of Clean Eats & Co Pte. Ltd., a Singapore company focusing on food technology. Mr. Andrada also advises several Small/Mid Cap companies in Southeast Asia on corporate finance projects, go-public and mergers and acquisitions strategies in industries including technology, telecommunications, energy and infrastructure. Mr. Andrada is a seasoned and globally recognized banking executive having held senior positions with HSBC Group from September 2014 through August 2020, and Bank of America Merrill Lynch across Sydney, Singapore and the United States. His last role at HSBC was Global Sector Head (from September 2017 through August 2020) spending most times between Houston and London, where he was globally responsible for the firm’s institutional relationships in the Oil & Gas, Metals & Mining, Chemicals and Utilities sectors managing corporate investments, post-M&A treasury integration, digitization and treasury transformation projects. He led a team of senior banking professionals across Europe, Americas, Asia Pacific and Middle East covering some of the world’s largest companies for their corporate treasury service’s needs. Prior to moving to Houston, Mr. Andrada was based out of Singapore where he was Asia Pacific Sector Head for the firm from 2014 through September 2017. Prior to this, he was Vice President at Bank of America Merrill Lynch in Sydney helping multinational companies in Asia Pacific with their Digital Transformation programs in Treasury and Supply Chain. Mr. Andrada holds a Bachelor of Commerce, Major in Management of Financial Institutions from De La Salle University, and took further post graduate studies at The University of Sydney Business School. We believe Mr. Andrada is well-qualified to serve as a member of our board of directors due to his experience in investment banking and corporate finance, and his contacts and relationships.

Mr. Nils Michaelis joined our board of directors as of the consummation of our IPO. Mr. Michaelis’ career spans 24 years, multiple industries and geographies. Mr. Michaelis serves as President, Chief Operating Officer and Head of Mergers & Acquisitions (since July 2021) and a director (since October 2021) of Fat Projects Acquisition Corp (FATP:Nasdaq), a special purpose acquisition company incorporated under the laws of Cayman Islands, which is currently listed on Nasdaq Stock Market (see discussion in “Management—Conflicts of Interest”). Mr. Michaelis has been at the forefront of digital transformation throughout his career and is a seasoned expert in identifying opportunities from digital technologies, designing new approaches and business models, and then executing and successfully scaling them through a combination of organic and M&A-driven growth. Throughout his career, Mr. Michaelis has been driving M&A and the integration of acquisitions to accelerate and scale business for the corporations and the clients he has served – with significant M&A experience across Asia, Europe and North America. Prior to joining FATP, Mr. Michaelis has been based in Singapore and held senior leadership roles at Accenture since August 2013, serving as Managing Director responsible for Digital in Southeast Asia, and commencing from 2016 leading transformation in consumer facing industries for the Growth Markets region (APAC, Africa Middle East and Latin America), designing and executing integrated technology-led transformation journeys for his clients across experience, enablement and efficiency layers. Mr. Michaelis is deeply entrenched into the global innovation and technology ecosystems and a recognized thought leader for corporations, tertiary institutions and government-linked enterprises. Prior to join Accenture, he held leadership positions at McKinsey & Company, a world-leading consultancy, and corporations such as Bertelsmann and American Express. Mr. Michaelis holds a Master of Business Administration from Leuphana University of Lüneburg. We believe Mr. Michaelis is well-qualified to serve as a member of our board of directors due to his experience in mergers and acquisitions.

Mr. Calvin Ng joined our board of directors as of as of the consummation of our IPO. He has strong global experience as an entrepreneur, venture capitalist, investment banker, board member and fund manager across both private and public markets. Mr. Ng is a co-founder of Aura Group (defined below), a Pan-Asian financial services business with operations in Australia, Singapore, Vietnam and Philippines, with focuses on funds management, wealth management and investment banking and manages and advises over one billion U.S. Dollars in assets. He was previously the Responsible Manager for Aura Capital Pty. Ltd.’s Australian Financial Services License (from May 2010 through August 2017). Mr. Ng currently serves as the Chief Executive Officer (from November 2021) and director (from September 2020) of Aura Group Singapore Pte. Ltd., an affiliate of Aura Group, which holds Capital Markets Services Licenses regulated by the Monetary Authority of Singapore. In addition, Mr. Ng currently has numerous board roles within the Aura Group: Aura Group Holdings Pte. Ltd. (from December 2018), Aura Funds Management Pty. Ltd. (July 2015), Aura Group Services Pty. Ltd. (from June 2015), Aura Capital Nominees Pty. Ltd. (from January 2013), Aura Partners Pty. Ltd. (from July 2012), Aura Ventures Partners Pty. Ltd. (from November 2015), Aura Private Wealth Pty. Ltd. (from May 2012), Aura Group Pty. Ltd. (from July 2011), Aura Capital Management Pty. Ltd. (from April 2011), Aura Principal Investments Pty. Ltd. (from July 2010), Sparks Partnership Group Holdings Pty. Ltd. from (from March 2020), and Aura Capital Pty. Ltd. (from May 2010) (together with Aura Group Singapore Pte. Ltd., collectively, “Aura Group”).

Mr. Ng is also co-founder of the Finsure Holding Pty. Ltd. (“Finsure”), one of Australia’s largest mortgage aggregation groups, which has been recognized as one of Australia’s fastest growing companies by BRW magazine for 4 consecutive years over 2015-2018. Mr. Ng served as the Head of Strategy of Finsure Group Pty. Ltd. from January 2011 through September 2018. He also served as a director of Finsure, Finsure Domain Names Pty., Ltd., and Finsure Finance & Insurance Pty. Ltd. As of December 2021, Finsure has approximately 8% market share of residential mortgage originations in Australia. In 2018, Finsure completed a reverse merger with APRA regulated authorized deposit taking institution Goldfields Money Limited and formed a fully operational Australian bank known as BNK Banking Corporation Limited (ASX:BBC). In February 2022, BNK Banking Corporation Limited sold Finsure for approximately $151,600,000 in cash to MA Financial Limited (ASX:MAF). Mr. Ng has been a director of BNK Banking Corporation Limited since July 2021.

Mr. Ng served as director of IBuyNew Group Limited (ASX:IBN) between February 2013 through September 2019, and Catapult Group International Limited (ASX:CAT) between November 2013 through November 2019, a director of Bullion Asset Management Services Pte. Ltd. since May 2020 through January 31, 2022, a commodities blockchain tokenization platform, and SB Moneyball Holdings Pty. Ltd. (from February 2015 through February 2022). In addition to his positions at Aura Group Mr. Ng is currently a Non-Executive Director of various companies: (i) Integrated Portfolio Solutions Pty. Ltd. (since December 2017), a wealth management platform administering more than 9 billion Australian Dollars in assets. (ii) Institchu Holdings Pty. Ltd. (since December 2017), Institchu Pty. Ltd. (Since December 2017), and Institchu Pte. Ltd. (since June 2021), Australia’s largest online custom tailor, (iii) NG Capital Management Services Pte. Ltd. (from January 2017), NG Capital Management Pty. Ltd. (from May 2010), and NG Capital Pty. Ltd. (from March 2009), (iv) Pup Capital Pte. Ltd. (from November 2017), and (v) Accountable Wealth Management Pty. Ltd. (from March 2018).

Prior to establishing Aura, Mr. Ng worked at Everest Babcock & Brown in 2007 and 2008, one of Australia’s largest absolute return investment managers. He was part of the Direct Investment Team of Everest Babcock & Brown focusing on high yield debt, listed equities and private equity investments in Australia, Europe and the USA.

Mr. Ng holds a Bachelor of Commerce (with Distinction) and Bachelor of Laws (with Merit) from the University of New South Wales. He has also completed the Graduate Diploma of Legal Practice and has been admitted to practice as a Lawyer in the Supreme Court of New South Wales. We believe Mr. Ng is well-qualified to serve as a member of our board of directors due to his experience in blockchain sector.

Mr. Thorsten Neumann joined our board of directors as of the consummation of our IPO. Mr. Neumann has 22 years of technology and innovation experience in serial entrepreneurial roles in fintech and senior management of listed companies. He has a credible background in technology, operations, and business strategy in Europe, South East Asia, and Africa. Mr. Neumann founded an SME focused Internet Service Provider, Intdev Internet Technologies (Private) Ltd in 1998, and assumed the role of Chief Executive Officer from November 2008 to November 2010. He scaled and successfully exited the business, today a subsidiary of JSE-listed Alviva. Mr. Neumann was an early joiner in role of Project Developer at Global Trader from January 2004 through June 2008, where he led engineering and project delivery of the international expansion of the Equities Swaps (CFD) business. The company was successfully acquired by JSE-listed Purple Capital in 2007 for $47 million. Mr. Neumann was recruited by Banro Corporation to lead the Canadian TSX-listed gold miner’s technology strategy and group-wide ICT program. He held the role of Group Technology Manager from December 2010 until August 2013, and roll out enterprise information and communication systems in commissioning two industrial-scale greenfield gold mines. Mr. Neumann co-founded Singapore-based fintech Transaction Technologies Pte Ltd (SmartPesa) and served as Director and Chief Technology Officer from November 2013 until June 2019, where he secured VC funding to roll out the payments platform to thirteen markets. Since August 2012, he held role of Director for Icarus Feather Limited, an investment holdings company. In July 2019, Mr Neumann took on the Managing Director role of Chief Technology Officer at SC Ventures, the innovation arm of Standard Chartered Bank to deliver tangible value creation – in sponsoring entrepreneurs, technology due diligences for the $100 million investment fund, and creation of new disruptive business models. He is a mentor with the German Accelerator, an active angel investor, and an advocate for open-source software. Mr. Neumann holds a Bachelor of Science from University of Johannesburg, a Master of Computer Science from University of Pretoria, and a Graduate Certificate in Real Estate Finance from the National University of Singapore.

Mr. Aneel Ranadive joined our board of directors as of the consummation of our IPO. Mr. Ranadive has been building and investing in software start-ups for 15 years. Since 2015, he has served as the founder and Managing Partner of Soma Capital, a Silicon Valley based early-stage venture capital fund. Founded in 2015, Soma has invested in startups worth over $60 billion combined. This includes twenty unicorns such as Cruise, Ironclad, Rippling, Alto, Lattice, Astranis, Rappi, Razorpay among others. The Ranadive family’s legacy is building Tibco Software, which digitized Wall Street in the 1990s and scaled to power numerous Fortune 500 companies. Since March 2021, Mr. Ranadive has served as a member of the Board of Directors, Compensation Committee and Nominating and Corporate Governance Committee of Rocket Internet Growth Opportunities Corp. (NYSE:RKTA), a special purpose acquisition company focused on companies in the technology sector. The Ranadive family also owns the Sacramento Kings NBA team, and is currently developing 200 acres of land in the Sacramento area. Mr. Ranadive holds a degree in Mathematics from Columbia University.

Mr. John Laurens joined our board of directors as of the consummation of our IPO. Mr. Laurens is a leader in digital banking. He has global large scale general management experience, with a particular expertise in transformational platforms, customer journeys, data, and design thinking. Mr. Laurens possesses deep, current, on the ground Asian experience across 19 Asia Pacific markets over 27 years. From November 2014 to January 2020, he served as the Chairman of AXS Pte. Ltd., Singapore’s largest retail e-services and bill payment provider. In this role, Mr. Laurens guided the executive team towards a digital strategy and helped to evolve AXS from a small kiosk network to a mass market payment business, enabling the public to pay bills and access government services through mobile and ‘e-Stations’ nationally. During his time as a Managing Director and Group Head of Global Transaction Banking at DBS Bank Ltd., from November 2014 to August 2021, Mr. Laurens managed strategy, goal setting, profit and loss performance, talent development, stakeholder engagement, major client relationships, regulatory, risk governance, growth execution, marketing, and participation in M&A. In his role as Senior Advisor at DBS Bank Ltd. from August 2021 to January 2022, Mr. Laurens served as an advisor to the executive leadership team where he provided guidance and expertise across a broad range of strategic initiatives, such as: creation of new digital currency and digital asset custody business propositions, target market and client segmentation redesign, data driven business model design, and development. Mr. Laurens is an Associate of the Chartered Institute of Bankers (ACIB), England and a Fellow of the Institute of Banking and Finance, Singapore.

Mr. Jay McCarthy joined our board of directors as of the consummation of our IPO. Mr. McCarthy has more than 22 years of experience of investment management experience in Asia. He is the founder and has served as Managing Partner of Pacific Advisors Pte. Ltd. since May 2006, where he has advised, financed and invested in a number of deals across industries, principally mining & energy, technology and property. Mr. McCarthy is the Co-Founder and General Partner of SparkLabs Group. Founded in December 2013, SparkLabs Group is a network of start-up accelerators and venture capital funds that has invested in over 300 start-ups across six continents since 2013. In June 2019, Mr. McCarthy also co-founded Equilibrium World Pte. Ltd., an automated sustainability data management software company. He also currently serves as Managing Director of Equilibrium World. Finally, Mr. McCarthy co-founded Bridgeport Capital, a Web3 venture investing group in September 2021, and currently serves as Managing Partner. Mr. McCarthy has significant experience with structuring deals and working with their investor, industry and service (legal and advisory) counterparts. Mr. McCarthy holds a degree in Business and Commerce from Boston College.

Mr. Andrew Porter joined our board in December 2022. Mr. Porter has over 20 years of experience in the financial, fintech and crypto currency industries serving in various senior management roles and as a board advisor. Mr. Porter has been Chief Investment Officer of Aventine Capital Pty Ltd since November 2019, a private investment company investing in tech startups. Since February 2020, Mr. Porter has served as board advisor to CryptoSpend, an Australian fintech startup providing crypto to AUD payment solutions. In addition, Mr. Porter has served as a board advisor to FlashFX, a non-bank foreign exchange and international payments provider since June 2020. From September 2017 to March 2020, Mr. Porter served as a board advisor to Synthetix, an Australian decentralized finance derivatives and liquidity protocol. From February 2022 to June 2022, Mr. Porter served as the Chief Executive Officer of FinTech Australia, an industry group representing the Australian fintech industry. Mr. Porter served as the interim Chief Executive Officer of Flash FX from June 2020 until January 2021. From March 2018 to March 2020, Mr. Porter served as Chief Commercial Officer and Country Director of TransferMate Global Payments, a non-bank foreign exchange and international payments provider. From March 2010 to June 2017, Mr. Porter served as Managing Director of World First Pty Ltd, a non-bank foreign exchange and international payments provider. Mr. Porter holds a Bachelor of Arts from Macquarie University and a Diploma of Financial Markets from The Securities Institute of Australia (now FINSIA).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Number and Terms of Office of Officers and Directors

We have 8 directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Jay McCarthy, John Laurens and Thorsten Neumann will serve as members of our audit committee, and John Laurens chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Jay McCarthy, John Laurens and Thorsten Neumann meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that that Mr. John Laurens qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Andrew Porter and Aneel Ranadive serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Andrew Porter and Aneel Ranadive independent and Mr. Porter chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Fat Ventures Pte. Ltd., an affiliate of our sponsor of $20,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters with the SEC and copies are available on our website. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Other than the payment to Fat Ventures Pte. Ltd., an affiliate of our sponsor of $20,000 per month described elsewhere in this Report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of February 21, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary share;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,183,551 shares of our ordinary share, consisting of (i) 11,308,551 shares of our Class A ordinary share, and (ii) 2,875,000 shares of our Class B ordinary share, issued and outstanding as of February 21, 2023. On all matters to be voted upon, holders of the shares of Class A ordinary share and shares of Class B ordinary share vote together as a single class. Currently, all of the shares of Class B ordinary share are convertible into Class A ordinary share on a one-for-one basis.

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary share ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Number of	Approximate Percentage of Outstanding	Percentage of Total
	Shares	Class B	Outstanding
Name and Address of	Beneficially	Ordinary	Ordinary
Beneficial Owner (1)	Owned(2)	Shares	share
Aura FAT Projects Capital LLC	2,875,000	100%	20.27%
Tristan Lo(3)	-	-	-
David Andrada(3)	-	-	-
Calvin Ng(3)	-	-	-
Nils Michaelis(4)	-	-	-
John Laurens(4)	-	-	-
Thorsten Neumann(4)	-	-	-
Andrew Porter(4)	-	-	-
Aneel Ranadive(4)	-	-	-
Jay McCarthy(4)	-	-	-
All executive officers and directors as a group (9 individuals)	2,875,000	100%	20.27%

(1)	Unless otherwise noted, the business address of each of these entities and individuals is 1 Phillip Street, #09-00, Royal One Phillip, Singapore, 048692.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”
(3)	Aura FAT Projects Capital LLC, our sponsor, is the record holder of the securities reported herein. Tristan Lo, David Andrada, are each a control person of our sponsor, and Calvin Ng will become a control person of the sponsor prior to the closing of this offering. By virtue of this relationship, Tristan Lo, David Andrada, and Calvin Ng may be deemed to share beneficial ownership of the securities held of record by our sponsor. Tristan Lo, David Andrada, and Calvin Ng each disclaims any such beneficial ownership except to the extent of his respective pecuniary interest.
(4)	Immediately after the initial business combination, the non-executive directors, will each be a member of our sponsor. By virtue of this relationship, each of the non-executive directors may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of the non-executive directors each disclaims any such beneficial ownership except to the extent of his or her respective pecuniary interest.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 7, 2022, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The founder shares (including the Class A ordinary share issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriters fully exercised their over-allotment option at the IPO resulting in no founder shares subject to forfeiture.

As previously reported on a Form 8-K, on April 18, 2022, simultaneously with the closing of our initial public offering on April 18, 2022, our sponsor purchased an aggregate of 5,000,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $5,000,000. Each whole private placement warrant is exercisable to purchase one share of Class A ordinary share at a price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by July 18, 2023 (or by January 18, 2024), the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants and all underlying securities will expire worthless.

Commencing on April 18, 2022, we pay Fat Projects Pte. Ltd., an affiliate of our sponsor, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, or directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On January 7, 2022, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of our promissory note, we may borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and was payable on the earlier of (i) October 31, 2021 and (ii) the completion of our initial public offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of November 30, 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of November 30, 2022, there were no amounts outstanding under the any such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement entered into in connection with our initial public offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed a copy of our code of ethics with the SEC and a copy is available on our website. You are able to review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have filed a copy of our audit committee charter with the SEC and a copy is available on our website. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to Fat Projects Pte. Ltd., an affiliate of our sponsor, or its affiliate of $20,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of our directors, other than Tristan Lo, David Andrada, Nils Michaelis and Calvin Ng, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The firm of MaloneBailey acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. During the period from December 6, 2021 (inception) through November 30, 2022, fees for our independent registered public accounting firm were approximately $72,800 for the services MaloneBailey performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods, and the audit of our November 30, 2022, financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from December 6, 2021 (inception) through November 30, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from December 6, 2021 (inception) through November 30, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from December 6, 2021 (inception) through November 30, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 12, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.3	Amended and Restated Memorandum and articles of association. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated April 12, 2022, among the Company, Aura FAT Projects Capital LLC. and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated January 7, 2022, issued to Aura FAT Projects Capital LLC (1)
10.3	Investment Management Trust Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated April 12, 2022, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated April 12, 2022, by and between the Company and Aura FAT Projects Capital LLC. (2)
10.6	Placement Warrant Purchase Agreement, dated April 12, 2022, between the Company and Aura FAT Projects Capital LLC. (2)
10.7	Form of Indemnity Agreement. (1)
10.8	Securities Subscription Agreement, dated January 7, 2022, between the Registrant and Aura FAT Projects Capital LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 18, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 18, 2022.

AURA FAT PROJECTS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aura FAT Projects Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aura FAT Projects Acquisition Corp. (the “Company”) as of November 30, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the period from December 6, 2021 (inception) through November 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022, and the results of its operations and its cash flows for the period from December 6, 2021 (inception) through November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

February 22, 2023

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEET

NOVEMBER 30, 2022

Assets
Current Assets
Cash	$360,530
Prepaid expenses and other current assets	120,534
Total Current Assets	481,064

Cash and marketable securities held in Trust Account	118,785,342
Total Assets	$119,266,406

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$124,102
Total Current Liabilities	124,102

Deferred underwriting commission	4,025,000
Total Liabilities	4,149,102

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 11,500,000 shares at a redemption value of $10.33 per share	118,785,342

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	-
Accumulated deficit	(3,668,338)
Total Shareholders’ Deficit	(3,668,038)
Total Liabilities and Shareholders’ Deficit	$119,266,406

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH NOVEMBER 30, 2022

Operating and formation costs	$668,272
Interest income - bank	(19)
Loss from operations	(668,253)

Other income:
Interest earned on marketable securities held in Trust Account	1,483,349
Unrealized gain on marketable securities held in Trust Account	1,993
Total other income	1,485,342

Net income	$817,089

Weighted average shares outstanding, Class A redeemable ordinary shares	7,311,950

Basic and diluted net income per share, Class A ordinary shares	$0.08

Weighted average shares outstanding, Class B ordinary shares	2,520,195

Basic and diluted net income per share, Class B ordinary shares	$0.08

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH NOVEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of 11,500,000 Public Shares, net of underwriting discounts and offering expenses	11,500,000	1,150	-	-	109,274,065	-	109,275,215

Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000

Initial remeasurement of Class A ordinary shares to redemption value	-	-	-	-	3,000,085	(3,000,085)	-

Remeasurement of Class A ordinary shares to redemption value						(1,485,342)	(1,485,342)

Sale of 5,000,000 Private Placement Warrants	-	-	-	-	5,000,000	-	5,000,000

Issuance of Representative Shares	115,000	12	-	-	(12)	-	-

Class A ordinary shares subject to redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)

Net income	-	-	-	-	-	817,089	817,089

Balance – November 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,668,338)	$(3,668,038)

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH NOVEMBER 30, 2022

Cash Flows from Operating Activities:
Net income	$817,089
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,483,349)
Unrealized gain on marketable securities held in Trust Account	(1,993)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(120,534)
Accounts payable and accrued expenses	124,102
Net cash used in operating activities	(664,685)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,850,000
Proceeds from sale of Private Placement Warrants	5,000,000
Proceeds from promissory note – related party	83,954
Repayment of promissory note – related party	(83,954)
Payment of offering costs	(524,785)
Net cash provided by financing activities	118,325,215

Net Change in Cash	360,530
Cash – Beginning of period	-
Cash – End of period	$360,530

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Issuance of Representative Shares	$(12)
Initial classification of ordinary shares subject to redemption	$117,300,000
Accretion of Class A ordinary shares carrying value to redemption value	$1,485,342
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the financial statements.

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

As of November 30, 2022, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through November 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $360,530 was held outside of the Trust Account on November 30, 2022 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

Going Concern Consideration

As of November 30, 2022, the Company had $360,530 in its operating bank accounts and working capital of $356,962, which excludes $1,485,342 of income earned on the Trust Account, which may be used to pay tax obligations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2022. As of November 30, 2022, the Company had cash of $360,530.

Marketable Securities Held in Trust Account

At November 30, 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of November 30, 2022, the Company had $118,785,342 in the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of November 30, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of November 30, 2022
Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	1,485,342
Class A ordinary shares subject to possible redemption	$118,785,342

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As November 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending November 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from December 6, 2021 (Inception) Through November 30, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$607,651	$209,438
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,311,950	2,520,195
Basic and diluted net income per ordinary share	$0.08	$0.08

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended November 30, 2022 and for the period from December 6, 2021 (inception) through November 30, 2022, the Company incurred $200,000 respectively, in fees for these services.

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of November 30, 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of November 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At November 30, 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheet).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At November 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

At November 30, 2022, assets held in the Trust Account were comprised of $457 in cash and $118,784,885 in U.S. Treasury securities. During the year ended November 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$118,785,342

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2023	Aura FAT Projects Acquisition Corp

	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tristan Lo	Co-Chief Executive Officer and Chairman and Director	February 23, 2023
Tristan Lo	(Principal Executive Officer)

/s/ David Andrada	Co-Chief Executive Officer and Chief Financial Officer and Director	February 23, 2023
David Andrada	(and Principal Financial and Accounting Officer)

/s/ Calvin Ng	Director	February 23, 2023
Calvin Ng

/s/ Nils Michaelis	Director	February 23, 2023
Nils Michaelis

/s/ Thorsten Neumann	Director	February 23, 2023
Thorsten Neumann

/s/ Andrew Porter	Director	February 23, 2023
Andrew Porter

/s/ Aneel Ranadive	Director	February 23, 2023
Aneel Ranadive

/s/ John Laurens	Director	February 23, 2023
John Laurens

/s/ Jay McCarthy	Director	February 23, 2023
Jay McCarthy