Form 10-Q
period 2023-02-28
Aura Fat Projects Acquisition Corp
filed 2023-04-14
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2023

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

As of April 12, 2023, there were 11,615,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2023

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Financial Statements	1
	Balance Sheets as of February 28, 2023 (Unaudited) and November 30, 2022	1
	Statements of Operations for the Three Months Ended February 28, 2023 and for the Period from December 6, 2021 (Inception) Through February 28, 2022 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three Months Ended February 28, 2023 and for the Period from December 6, 2021 (Inception) Through February 28, 2022 (Unaudited)	3
	Statements of Cash Flows for the Three Months Ended February 28, 2023 and for the Period from December 6, 2021 (Inception) Through February 28, 2022 (Unaudited)	4
	Notes to financial statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II.	Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

Part III.	Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEETS

	February 28,	November 30,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$139,691	$360,530
Prepaid expenses and other current assets	115,294	120,534
Total Current Assets	254,985	481,064

Cash and marketable securities held in Trust Account	120,031,079	118,785,342
Total Assets	$120,286,064	$119,266,406

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$160,581	$124,102
Total Current Liabilities	160,581	124,102

Deferred underwriting commission	4,025,000	4,025,000
Total Liabilities	4,185,581	4,149,102

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 11,500,000 shares at a redemption value of $10.44 and $10.33 per share as of February 28, 2023 and November 30, 2022, respectively	120,031,079	118,785,342

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of February 28, 2023 and November 30, 2022	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding as of February 28, 2023 and November 30, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(3,930,896)	(3,668,338)
Total Shareholders’ Deficit	(3,930,596)	(3,668,038)
Total Liabilities and Shareholders’ Deficit	$120,286,064	$119,266,406

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended February 28,	For the Period from December 6, 2021 (Inception) Through February 28,
	2023	2022
Operating and formation costs	$262,558	$28,918
Loss from operations	(262,558)	(28,918)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,249,613	-
Unrealized loss on marketable securities held in Trust Account	(3,876)	-
Total other income (expense), net	1,245,737	-

Net income (loss)	$983,179	$(28,918)

Weighted average shares outstanding, Class A redeemable ordinary shares	11,615,000	-

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$-

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,668,338)	$(3,668,038)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,245,737)	(1,245,737)

Net income	-	-	-	-	-	983,179	983,179

Balance — February 28, 2023	115,000	$12	2,875,000	$288	$-	$(3,930,896)	$(3,930,596)

FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO FEBRUARY 28, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Class B ordinary shares issued to Sponsor	-	-	2,875,000	288	24,712	-	25,000

Net loss	-	-	-	-	-	(28,918)	(28,918)

Balance — February 28, 2022	-	$-	2,875,000	$288	$24,712	$(28,918)	$(3,918)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 28,	For the Period from December 6, 2021 (Inception) Through February 28,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$983,179	$(28,918)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor under the promissory note	-	8,918
Interest earned on marketable securities held in Trust Account	(1,249,613)	-
Unrealized loss on marketable securities held in Trust Account	3,876	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,240	-
Accounts payable and accrued expenses	36,479	-
Net cash used in operating activities	(220,839)	(20,000)

Cash Flows from Financing Activities:
Accrued expenses — related party	-	20,000
Proceeds from promissory note – related party	-	62,923
Payment of offering costs	-	(62,923)
Net cash provided by financing activities	-	20,000

Net Change in Cash	(220,839)	-
Cash – Beginning of period	360,530	-
Cash – End of period	$139,691	$-

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$75,802
Accretion of Class A ordinary shares carrying value to redemption value	$1,245,737	$-

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

As of February 28, 2023, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through February 28, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $139,691 was held outside of the Trust Account on February 28, 2023 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

FEBRUARY 28, 2023

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

FEBRUARY 28, 2023

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

Going Concern Consideration

As of February 28, 2023, the Company had $139,691 in its operating bank accounts and working capital of $94,404, which excludes $2,731,079 of income earned on the Trust Account, which may be used to pay tax obligations.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2023. The interim results for the three months ended February 28, 2023 are not necessarily indicative of the results to be expected for the period from December 6, 2021 (inception) through November 30, 2022 or for any future periods.

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

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 28, 2023 and November 30, 2022. As of February 28, 2023 and November 30, 2022, the Company had cash of $139,691 and $360,530, respectively.

Marketable Securities Held in Trust Account

At February 28, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of February 28, 2023 and November 30, 2022, the Company had $120,031,079 and $118,785,342 in the Trust Account, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 28, 2023 and November 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

As of February 28, 2023 and November 30, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	1,485,342
Class A ordinary shares subject to possible redemption, November 30, 2022	$118,785,342
Plus:
Accretion of carrying value to redemption value	1,245,737
Class A ordinary shares subject to possible redemption, February 28, 2023	$120,031,079

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As February 28, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending February 28, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months February 28, 2023		For the Period from December 6, 2021 (Inception) Through February 28, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$788,104	$195,075	$-	$(28,918)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,615,000	2,875,000	-	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$-	$(0.01)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended February 28, 2023 and for the period from December 6, 2021 (inception) through February 28, 2022, the Company incurred $60,000 and $20,000 respectively, in fees for these services.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of February 28, 2023, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of February 28, 2023, the Company had no borrowings under the Working Capital Loans.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 28, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At February 28, 2023 and November 30, 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At February 28, 2023 and November 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

FEBRUARY 28, 2023

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

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

At February 28, 2023, assets held in the Trust Account were comprised of $575 in cash and $120,030,504 in U.S. Treasury securities. During the three months ended February 28, 2023, the Company did not withdraw any interest income from the Trust Account.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

(Unaudited)

At November 30, 2022, assets held in the Trust Account were comprised of $457 in cash and $118,784,885 in U.S. Treasury securities. During the period ended November 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 28, 2023 and November 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2022	Level	February 28, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$118,785,342	1	$120,031,079

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheets date up to the date that the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aura FAT Projects Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aura FAT Projects Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through February 28, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2023, we had a net income of $983,179, which consists of interest income on marketable securities held in the Trust Account of $1,249,613, offset by operating and formation costs of $262,558 and an unrealized loss on marketable securities held in our Trust Account of $3,876.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $117,300,000 was placed in the Trust Account. We incurred $5,724,785 in Initial Public Offering related costs, including $1,150,000 of underwriting fees and $4,025,000 of deferred underwriting fees and $549,785 of other offering costs.

For the three months ended February 28, 2023, cash used in operating activities was $220,839. Net income of $983,179 was affected by interest earned on marketable securities held in the Trust Account of $1,249,613 and unrealized loss on marketable securities held in the Trust account of $3,876. Changes in operating assets and liabilities provided $41,719 of cash for operating activities.

For the period from December 6, 2021 (inception) through February 28, 2022, cash used in operating activities was $20,000. Net loss of $28,918 was affected by formation cost paid by Sponsor in exchange for issuance of founder shares of $8,918.

As of February 28, 2023, we had marketable securities held in the Trust Account of $120,031,079 (including $2,731,079 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 28, 2023, we had cash of $139,691. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on February 23, 2023. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering. The risk factor disclosure in our final prospectus for the Initial Public Offering filed with the SEC on April 14, 2022, set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations” is replaced in its entirety with the following risk factor:

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

We incurred $5,724,785 of transaction costs, consisting of $1,150,000 in underwriting fees paid in cash, $4,025,000 in deferred underwriting fees, and $549,785 of other offering costs and expenses related to the Initial Public Offering.

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

AURA FAT PROJECTS ACQUISITION CORP.

Date: April 13, 2023	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: April 13, 2023	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)