Form 10-Q
period 2023-05-31
Aura Fat Projects Acquisition Corp
filed 2023-07-17
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2023

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

As of July 17, 2023, there were 11,615,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2023

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Financial Statements	1
	Balance Sheets as of May 31, 2023 (Unaudited) and November 30, 2022	1
	Statements of Operations for the Three and Six Months Ended May 31, 2023, Three Months Ended May 31, 2022 and for the Period from December 6, 2021 (Inception) Through May 31, 2022 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended May 31, 2023, Three Months Ended May 31, 2022 and for the Period from December 6, 2021 (Inception) Through May 31, 2022 (Unaudited)	3
	Statements of Cash Flows for the Six Months Ended May 31, 2023 and for the Period from December 6, 2021 (Inception) Through May 31, 2022 (Unaudited)	4
	Notes to financial statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4.	Controls and Procedures	25

Part II.	Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

Part III.	Signatures	31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	May 31,	November 30,
	2023	2022
Assets
Current Assets
Cash	$32,484	$360,530
Prepaid expenses and other current assets	164,602	120,534
Total Current Assets	197,086	481,064

Cash and marketable securities held in Trust Account	121,457,876	118,785,342
Total Assets	$121,654,962	$119,266,406

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$706,989	$124,102
Total Current Liabilities	706,989	124,102

Deferred underwriting commission	4,025,000	4,025,000
Total Liabilities	4,731,989	4,149,102

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 11,500,000 shares at a redemption value of $10.56 and $10.33 per share as of May 31, 2023 and November 30, 2022, respectively	121,457,876	118,785,342

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of May 31, 2023 and November 30, 2022, respectively	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding as of May 31, 2023 and November 30, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(4,535,203)	(3,668,338)
Total Shareholders’ Deficit	(4,534,903)	(3,668,038)
Total Liabilities and Shareholders’ Deficit	$121,654,962	$119,266,406

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31,		For The Six Months Ended May 31,	For the Period from December 6, 2021 (Inception) Through May 31,
	2023	2022	2023	2022
Operating and formation costs	$604,307	$207,184	$866,865	$236,102
Loss from operations	(604,307)	(207,184)	(866,865)	(236,102)

Other income:
Interest earned on marketable securities held in Trust Account	1,428,292	105,783	2,677,905	105,783
Unrealized loss on marketable securities held in Trust Account	(1,495)	-	(5,371)	-
Total other income, net	1,426,797	105,783	2,672,534	105,783

Net income (loss)	$822,490	$(101,401)	$1,805,669	$(130,319)

Weighted average shares outstanding, Class A redeemable ordinary shares	11,615,000	5,428,750	11,615,000	2,837,756

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.01)	$0.12	$(0.03)

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,675,272	2,875,000	2,151,278

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.01)	$0.12	$(0.03)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,668,338)	$(3,668,038)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,245,737)	(1,245,737)

Net income	-	-	-	-	-	983,179	983,179

Balance — February 28, 2023	115,000	12	2,875,000	288	-	(3,930,896)	(3,930,596)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,426,797)	(1,426,797)

Net income	-	-	-	-	-	822,490	822,490

Balance — May 31, 2023	115,000	$12	2,875,000	$288	$-	$(4,535,203)	$(4,534,903)

FOR THE THREE MONTHS ENDED MAY 31, 2022 AND
FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO MAY 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Class B ordinary shares issued to Sponsor	-	-	2,875,000	288	24,712	-	25,000

Net loss	-	-	-	-	-	(28,918)	(28,918)

Balance — February 28, 2022	-	-	2,875,000	288	24,712	(28,918)	(3,918)

Sale of Public Shares in Initial Public Offering	11,500,000	1,150	-	-	109,274,065	-	109,275,215

Sale of Private Placement Warrants	-	-	-	-	5,000,000	-	5,000,000

Issuance of Representative Shares	115,000	12	-	-	(12)	-	-

Class A ordinary shares subject to redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	3,000,085	(3,105,868)	(105,783)

Net loss	-	-	-	-	-	(101,401)	(101,401)

Balance — May 31, 2022	115,000	$12	2,875,000	$288	$-	$(3,236,187)	$(3,235,887)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended May 31,	For The Period from December 6, 2021 (Inception) To May 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,805,669	$(130,319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,677,905)	(109,881)
Unrealized loss on marketable securities held in Trust Account	5,371	4,098
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44,068)	(286,027)
Accounts payable and accrued expenses	582,887	179,854
Net cash used in operating activities	(328,046)	(342,275)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(117,300,000)
Net cash used in investing activities	-	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	113,850,000
Proceeds from sale of Private Placement Warrants	-	5,000,000
Proceeds from promissory note – related party	-	83,954
Payment of offering costs	-	(512,487)
Net cash provided by financing activities	-	118,421,467

Net Change in Cash	(328,046)	779,192
Cash – Beginning of period	360,530	-
Cash – End of period	$32,484	$779,192

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$12,298
Issuance of Representative Shares	$-	$(12)
Initial classification of ordinary shares subject to redemption	$-	$117,300,000
Accretion of Class A ordinary shares carrying value to redemption value	$2,672,534	$105,783
Deferred underwriting fee payable	$-	$4,025,000

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

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

As of May 31, 2023, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through May 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $32,484 was held outside of the Trust Account on May 31, 2023 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

MAY 31, 2023

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

MAY 31, 2023

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

Going Concern Consideration

As of May 31, 2023, the Company had $32,484 in its operating bank accounts and working capital deficit of $509,903, which excludes $4,157,876 of income earned on the Trust Account, which may be used to pay tax obligations.

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

Business Combination Agreement

On May 7, 2023, the Company entered into a definitive Business Combination Agreement (the “Agreement”) with Allrites Holdings Pte Ltd., a Singapore private company limited by shares, (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, as the representative for the shareholders of Allrites (See Note 6).

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

MAY 31, 2023

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2023. The interim results for the three and six months ended May 31, 2023 are not necessarily indicative of the results to be expected for the year ending November 30, 2023 or for any future periods.

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

MAY 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2023 and November 30, 2022. As of May 31, 2023 and November 30, 2022, the Company had cash of $32,484 and $360,530, respectively.

Cash and Marketable Securities Held in Trust Account

At May 31, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of May 31, 2023 and November 30, 2022, the Company had $121,457,876 and $118,785,342 in the Trust Account, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at May 31, 2023 and November 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

As of May 31, 2023 and November 30, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	1,485,342
Class A ordinary shares subject to possible redemption, November 30, 2022	$118,785,342
Plus:
Accretion of carrying value to redemption value	2,672,534
Class A ordinary shares subject to possible redemption, May 31, 2023	$121,457,876

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As May 31, 2023 and November 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending May 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months May 31, 2023		For the Six Months Ended May 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$659,298	$163,192	$1,447,401	$358,268
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,615,000	2,875,000	11,615,000	2,875,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.12	$0.12

	For the Three Months Ended May 31, 2022		For the Period from December 6, 2021 (Inception) Through May 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(67,927)	$(33,474)	$(74,125)	$(56,194)
Denominator:
Basic and diluted weighted average shares outstanding	5,428,750	2,675,272	2,837,756	2,151,278
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended May 31, 2023, the Company has incurred $60,000 and $120,000 respectively, in fees for these services. For the three months ended May 31, 2022 and for the period from December 6, 2021 (inception) through May 31, 2022, the Company incurred $60,000 and $80,000 respectively, in fees for these services.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of May 31, 2023 and November 30, 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of May 31, 2023 and November 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

Business Combination Agreement

On May 7, 2023, the Company, entered into a definitive Business Combination Agreement (the “Agreement”) with Allrites Holdings Pte Ltd., a Singapore private company limited by shares, (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, in its capacity as the representative for the shareholders of Allrites. The transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.”

Allrites Share Recapitalization

Immediately prior to the closing of the Business Combination (the “Closing”), but contingent upon the Closing, Allrites will effect a capital restructuring whereby (i) each then outstanding (A) Allrites restricted ordinary share, (B) Allrites non-voting share, (C) Allrites preference share, and (D) Allrites option, will become vested and exercisable and will convert into Allrites Ordinary Shares, and (ii) any retained shares (including the shares received from the exercise of all Allrites options) will be converted into Company Ordinary Shares, and (iii) each of the Allrites option holders will (a) exercise each of their options for Allrites Ordinary Shares and (b) retain such Allrites Ordinary Shares received upon exercise of the Options, as well as the remaining Allrites Ordinary Shares.

Exchange Consideration

As consideration for the Business Combination, subject to the terms and conditions set forth in the Agreement, and contingent upon the Closing, Allrites shareholders collectively shall be entitled to receive from the Company, in the aggregate, 9,200,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value equal to ninety-two million and no/100s dollars ($92,000,000). Each Allrites shareholder shall be entitled to receive the amount of Company Class A Ordinary Shares in accordance with the Agreement (the “Exchange”). Following the Exchange, the Allrites shareholders will become shareholders of the Company and Allrites will continue as a wholly owned subsidiary of the Company. Each Allrites shareholder, upon receiving the Company Class A Ordinary Shares, will cease to have any other rights in and to shares of Allrites.

As additional consideration for the Business Combination, subject to certain conditions, if Allrites’ recurring revenue recognized solely from the sale of products and services to its contracted subscription customer base in accordance with GAAP measured for each of the first two fiscal years following Closing (each, an “Earnout Period”) exceeds the thresholds of $12,000,000 for the first Earnout Period and $20,000,000 for the second Earnout Period, the Company will issue to the Allrites shareholders: (i) in connection with the first Earnout Period, if earned and payable, 800,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $8,000,000; and (ii) in connection with the second Earnout Period, if earned and payable, 1,000,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $10,000,000. If the recurring revenue for the first Earnout Period fails to meet or exceed the Earnout Threshold but the recurring revenue for the second Earnout Period meets or exceeds the Earnout Threshold for the second Earnout Period, the Company shall issue to the Allrites shareholders both the First Earnout and the Second Earnout.

Termination and Break-Up Fee

The Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing. If the Agreement is terminated, all further obligations of the parties related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions under the Agreement will terminate and will be of no further force and effect, and no party to the Agreement will have any further liability to any other party thereto except for liability for certain fraud claims or for willful breach of the Agreement prior to the termination.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred on or prior to July 18, 2023 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party.

The Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and Allrites; (ii) by either the Company or Allrites if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Business Combination, and such order or other action has become final and non-appealable; (iii) by Allrites for the Company’s material uncured breach of the Agreement, if the breach would result in the failure of the related Closing condition; (iv) by the Company for the material uncured breach of the Agreement by Allrites, if the breach would result in the failure of the related Closing condition; (v) by the Company if there has been a Company Material Adverse Effect with respect to Allrites since the date of the Agreement, which is uncured and continuing; or (vi) by either the Company or Allrites if the Company holds an extraordinary general meeting of its shareholders to approve the Agreement and the Business Combination and such approval is not obtained.

In the event the Agreement is terminated, the terminating party shall pay $5,000,000 to the non-terminating party, within three business days, by wire transfer of immediately available funds to an account specified by the non-terminating party, as liquidated damages.

Subscription Agreements

In connection with entry into the Agreement, the Company may enter into subscription agreements with certain accredited investors (the “Subscription Agreements”), pursuant to which such investors would subscribe for Company Class A Ordinary Shares and/or any combination of Allrites; Preference Shares that are convertible into Company Class A Ordinary Shares, or warrants, options or rights that are exercisable for Company Class A Ordinary Shares at the Closing of the Business Combination, all in an aggregate amount equal on a fully-diluted basis to one million (1,000,000) Class A Ordinary Shares (the “Pool Shares”). The Pool Shares would be issued for purposes that are mutually reasonably acceptable to the Company and Allrites and pursuant to Subscription Agreements and other related private placement documents.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Subscription Agreements entered into from time-to-time.

Share Exchange Agreement

At the Closing, each Allrites shareholder and AFAR, will enter into a Share Exchange Agreement for the purpose of issuing the Exchange Consideration to each of the Allrites shareholders that transfer the Allrites ordinary shares, providing for the exchange of that Allrites shareholder’s Allrites shares for Company Class A Ordinary Shares.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Share Exchange Agreement.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of May 31, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At May 31, 2023 and November 30, 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At May 31, 2023 and November 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

MAY 31, 2023

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

MAY 31, 2023

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

At May 31, 2023, assets held in the Trust Account were comprised of $1,359 in cash and $121,456,516 in U.S. Treasury securities. During the three and six months ended May 31, 2023, the Company did not withdraw any interest income from the Trust Account.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

At November 30, 2022, assets held in the Trust Account were comprised of $457 in cash and $118,784,885 in U.S. Treasury securities. During the period ended November 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2023 and November 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2023	Level	November 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$121,457,876	1	$118,785,342

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

Recent Developments

Business Combination Agreement

On May 7, 2023, we, entered into a definitive Business Combination Agreement (the “Agreement”) with Allrites Holdings Pte Ltd., a Singapore private company limited by shares, (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, in its capacity as the representative for the shareholders of Allrites. The transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.”

Allrites Share Recapitalization

Immediately prior to the closing of the Business Combination (the “Closing”), but contingent upon the Closing, Allrites will effect a capital restructuring whereby (i) each then outstanding (A) Allrites restricted ordinary share, (B) Allrites non-voting share, (C) Allrites preference share, and (D) Allrites option, will become vested and exercisable and will convert into Allrites Ordinary Shares, and (ii) any retained shares (including the shares received from the exercise of all Allrites options) will be converted into Company Ordinary Shares, and (iii) each of the Allrites option holders will (a) exercise each of their options for Allrites Ordinary Shares and (b) retain such Allrites Ordinary Shares received upon exercise of the Options, as well as the remaining Allrites Ordinary Shares.

Exchange Consideration

As consideration for the Business Combination, subject to the terms and conditions set forth in the Agreement, and contingent upon the Closing, Allrites shareholders collectively shall be entitled to receive from the Company, in the aggregate, 9,200,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value equal to ninety-two million and no/100s dollars ($92,000,000). Each Allrites shareholder shall be entitled to receive the amount of Company Class A Ordinary Shares in accordance with the Agreement (the “Exchange”). Following the Exchange, the Allrites shareholders will become shareholders of the Company and Allrites will continue as a wholly owned subsidiary of AFAR. Each Allrites shareholder, upon receiving the Company Class A Ordinary Shares, will cease to have any other rights in and to shares of Allrites.

As additional consideration for the Business Combination, subject to certain conditions, if Allrites’ recurring revenue recognized solely from the sale of products and services to its contracted subscription customer base in accordance with GAAP measured for each of the first two fiscal years following Closing (each, an “Earnout Period”) exceeds the thresholds of $12,000,000 for the first Earnout Period and $20,000,000 for the second Earnout Period, the Company will issue to the Allrites shareholders: (i) in connection with the first Earnout Period, if earned and payable, 800,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $8,000,000; and (ii) in connection with the second Earnout Period, if earned and payable, 1,000,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $10,000,000. If the recurring revenue for the first Earnout Period fails to meet or exceed the Earnout Threshold but the recurring revenue for the second Earnout Period meets or exceeds the Earnout Threshold for the second Earnout Period, AFAR shall issue to the Company Shareholders both the First Earnout and the Second Earnout.

Termination and Break-Up Fee

The Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing. If the Agreement is terminated, all further obligations of the parties related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions under the Agreement will terminate and will be of no further force and effect, and no party to the Agreement will have any further liability to any other party thereto except for liability for certain fraud claims or for willful breach of the Agreement prior to the termination.

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred on or prior to July 18, 2023 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party.

The Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and Allrites; (ii) by either the Company or Allrites if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Business Combination, and such order or other action has become final and non-appealable; (iii) by Allrites for the Company’s material uncured breach of the Agreement, if the breach would result in the failure of the related Closing condition; (iv) by the Company for the material uncured breach of the Agreement by Allrites, if the breach would result in the failure of the related Closing condition; (v) by the Company if there has been a Company Material Adverse Effect with respect to Allrites since the date of the Agreement, which is uncured and continuing; or (vi) by either the Company or Allrites if the Company holds an extraordinary general meeting of its shareholders to approve the Agreement and the Business Combination and such approval is not obtained.

In the event the Agreement is terminated, the terminating party shall pay $5,000,000 to the non-terminating party, within three business days, by wire transfer of immediately available funds to an account specified by the non-terminating party, as liquidated damages.

Subscription Agreements

In connection with entry into the Agreement, the Company may enter into subscription agreements with certain accredited investors (the “Subscription Agreements”), pursuant to which such investors would subscribe for Company Class A Ordinary Shares and/or any combination of Allrites; Preference Shares that are convertible into Company Class A Ordinary Shares, or warrants, options or rights that are exercisable for Company Class A Ordinary Shares at the Closing of the Business Combination, all in an aggregate amount equal on a fully-diluted basis to one million (1,000,000) Class A Ordinary Shares (the “Pool Shares”). The Pool Shares would be issued for purposes that are mutually reasonably acceptable to the Company and Allrites and pursuant to Subscription Agreements and other related private placement documents.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Subscription Agreements entered into from time-to-time.

Share Exchange Agreement

At the Closing, each Allrites shareholder and the Company, will enter into a Share Exchange Agreement for the purpose of issuing the Exchange Consideration to each of the Allrites shareholders that transfer the Allrites ordinary shares, providing for the exchange of that Allrites shareholder’s Allrites shares for Company Class A Ordinary Shares.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Share Exchange Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through May 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2023, we had a net income of $822,490, which consists of interest income on marketable securities held in the Trust Account of $1,428,292, offset by operating and formation costs of $604,307 and an unrealized loss on marketable securities held in our Trust Account of $1,495.

For the six months ended May 31, 2023, we had a net income of $1,805,669, which consists of interest income on marketable securities held in the Trust Account of $2,677,905, offset by operating and formation costs of $866,865 and an unrealized loss on marketable securities held in our Trust Account of $5,371.

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

For the six months ended May 31, 2023, cash used in operating activities was $328,046. Net income of $1,805,669 was affected by interest earned on marketable securities held in the Trust Account of $2,677,905 and unrealized loss on marketable securities held in the Trust account of $5,371. Changes in operating assets and liabilities provided $538,819 of cash for operating activities.

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

As of May 31, 2023, we had marketable securities held in the Trust Account of $121,457,876 (including $4,157,876 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2023, we had cash of $32,484. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AURA FAT PROJECTS ACQUISITION CORP.

Date: July 17, 2023	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: July 17, 2023	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)