Form 10-Q
period 2023-08-31
Aura Fat Projects Acquisition Corp
filed 2023-10-23
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2023

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

As of October 23, 2023, there were 2,906,696 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2023

TABLE OF CONTENTS

		Page
Part I.	Financial Information
Item 1.	Financial Statements	1
	Balance Sheets as of August 31, 2023 and November 30, 2022 (Unaudited)	1
	Statements of Operations for the Three and Nine Months Ended August 31, 2023, Three Months Ended August 31, 2022 and for the Period from December 6, 2021 (Inception) Through August 31, 2022 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended August 31, 2023, Three Months Ended August 31, 2022 and for the Period from December 6, 2021 (Inception) Through August 31, 2022 (Unaudited)	3
	Statements of Cash Flows for the Nine Months Ended August 31, 2023 and for the Period from December 6, 2021 (Inception) Through August 31, 2022 (Unaudited)	4
	Notes to financial statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4.	Controls and Procedures	27

Part II.	Other Information
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

Part III.	Signatures	33

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	August 31,	November 30,
	2023	2022
Assets
Current Assets
Cash	$44,746	$360,530
Prepaid expenses and other current assets	97,597	120,534
Total Current Assets	142,343	481,064

Cash and marketable securities held in Trust Account	30,012,116	118,785,342
Total Assets	$30,154,459	$119,266,406

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$892,624	$124,102
Advances from related party	275,000	-
Total Current Liabilities	1,167,624	124,102

Deferred underwriting commission	4,025,000	4,025,000
Total Liabilities	5,192,624	4,149,102

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 2,791,696 and 11,500,000 shares at a redemption value of $10.77 and $10.33 per share as of August 31, 2023 and November 30, 2022, respectively	30,062,116	118,785,342

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 2,791,696 and 11,500,000 shares subject to possible redemption as of August 31, 2023 and November 30, 2022, respectively)	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding as of August 31, 2023 and November 30, 2022	288	288
Accumulated deficit	(5,100,581)	(3,668,338)
Total Shareholders’ Deficit	(5,100,281)	(3,668,038)
Total Liabilities and Shareholders’ Deficit	$30,154,459	$119,266,406

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,		For The Nine months Ended August 31,	For the Period from December 6, 2021 (Inception) Through August 31,
	2023	2022	2023	2022
Operating and formation costs	$465,378	$183,680	$1,332,243	$419,782
Loss from operations	(465,378)	(183,680)	(1,332,243)	(419,782)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,009,563	463,152	3,687,468	573,033
Unrealized gain (loss) on marketable securities held in Trust Account	9,101	(1,927)	3,730	(6,025)
Total other income, net	1,018,664	461,225	3,691,198	567,008

Net income	$553,286	$277,545	$2,358,955	$147,226

Weighted average shares outstanding, Class A redeemable ordinary shares	6,976,882	11,615,000	10,057,676	5,850,840

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.02	$0.18	$0.02

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,399,720

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.02	$0.18	$0.02

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,668,338)	$(3,668,038)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,245,737)	(1,245,737)

Net income	-	-	-	-	-	983,179	983,179

Balance — February 28, 2023	115,000	12	2,875,000	288	-	(3,930,896)	(3,930,596)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,426,797)	(1,426,797)

Net income	-	-	-	-	-	822,490	822,490

Balance — May 31, 2023	115,000	12	2,875,000	288	-	(4,535,203)	(4,534,903)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,118,664)	(1,118,664)

Net income	-	-	-	-	-	553,286	553,286

Balance — August 31, 2023	115,000	$12	2,875,000	$288	$-	$(5,100,581)	$(5,100,281)

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND
FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) TO AUGUST 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 6, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Class B ordinary shares issued to Sponsor	-	-	2,875,000	288	24,712	-	25,000

Net loss	-	-	-	-	-	(28,918)	(28,918)

Balance — February 28, 2022	-	-	2,875,000	288	24,712	(28,918)	(3,918)

Sale of Public Shares in Initial Public Offering	11,500,000	1,150	-	-	109,274,065	-	109,275,215

Sale of Private Placement Warrants	-	-	-	-	5,000,000	-	5,000,000

Issuance of Representative Shares	115,000	12	-	-	(12)	-	-

Class A ordinary shares subject to redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	3,000,085	(3,105,868)	(105,783)

Net loss	-	-	-	-	-	(101,401)	(101,401)

Balance — May 31, 2022	115,000	12	2,875,000	288	-	(3,236,187)	(3,235,887)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(461,225)	(461,225)

Net income	-	-	-	-	-	277,545	277,545

Balance — August 31, 2022	115,000	$12	2,875,000	$288	$-	$(3,419,867)	$(3,419,567)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine months Ended August 31,	For The Period from December 6, 2021 (Inception) To August 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,358,955	$147,226
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,687,468)	(573,033)
Unrealized loss (gain) on marketable securities held in Trust Account	(3,730)	6,025
Deferred legal fees	-	5,881
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,937	(206,066)
Accounts payable and accrued expenses	768,522	126,061
Net cash used in operating activities	(540,784)	(493,906)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(50,000)	(117,300,000)
Cash withdrawn from Trust Account in connection with redemption	92,514,424	-
Net cash provided by (used in) investing activities	92,464,424	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	113,850,000
Proceeds from sale of Private Placement Warrants	-	5,000,000
Advances from related party	275,000	-
Proceeds from promissory note – related party	-	83,954
Repayment of promissory note – related party	-	(83,954)
Payment of offering costs	-	(524,785)
Redemption of common stock	(92,514,424)	-
Net cash (used in) provided by financing activities	(92,239,424)	118,325,215

Net Change in Cash	(315,784)	531,309
Cash – Beginning of period	360,530	-
Cash – End of period	$44,746	$531,309

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000
Issuance of Representative Shares	$-	$(12)
Initial classification of ordinary shares subject to redemption	$-	$117,300,000
Accretion of Class A ordinary shares carrying value to redemption value	$3,791,198	$567,008
Deferred underwriting fee payable	$-	$4,025,000

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

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

As of August 31, 2023, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through August 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $32,484 was held outside of the Trust Account on August 31, 2023 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

AUGUST 31, 2023

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

The Company will have only 15 months (or up to a 21-month if the Company chooses to extend such period, as described in more detail in the final prospectus, or as extended by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association) from the closing of the Initial Public Offering to consummate the initial Business Combination. On July 17, 2023, the Company held a special meeting (the “Special Meeting”) where its shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 1 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination. Pursuant to the Trust Agreement Amendment, the Company has the right to extend beyond July 18, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through July 18, 2024 (each of the 12, 1-month extensions, an “Extension”, and each such extended date a “Deadline Date”) the date by which the Company must consummate the initial Business Combination and the Sponsor will deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law. At the Special Meeting, shareholders also approved the NTA Amendment to remove from the existing charter the following limitations: (i) that the Company will only redeem offering shares so long as (after such redemption), the Company’s net tangible assets (“NTA”) will be at least $5,000,001 or any greater NTA or cash requirement that may be contained in the agreement relating to an initial business combination and after payment of the underwriters’ fees and commission (the “Redemption Limitation”), (ii) that the Company shall not redeem offering shares in connection with the consummation of a business combination if the Redemption Limitation is exceeded, and (iii) that the Company shall not consummate a business combination pursuant to a tender offer if the Redemption Limitation is exceeded (the “NTA Proposal”). In connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

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

Going Concern Consideration

As of August 31, 2023, the Company had $44,746 in its operating bank accounts and working capital deficit of $1,025,281.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete an Initial Business Combination by July 18, 2023. On July 17, 2023,the Company amended the Company governing documents to allow for twelve 1-month extensions by depositing the lesser of (x) $50,000, or (y) $0.045 per share for each public share outstanding as of the applicable Deadline Date into trust for each extension requested. Currently extension deposits have been made for extension through October 18, 2023, the Third Extension of the twelve-monthly extensions permitted. Then the Company will cease all operations, except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 18, 2023, the Third Extension is the third of twelve-monthly extensions permitted under the Company’s governing documents.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2023. The interim results for the three and nine months ended August 31, 2023 are not necessarily indicative of the results to be expected for the year ending November 30, 2023 or for any future periods.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2023 and November 30, 2022. As of August 31, 2023 and November 30, 2022, the Company had cash of $44,746 and $360,530, respectively.

Cash and Marketable Securities Held in Trust Account

At August 31, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of August 31, 2023 and November 30, 2022, the Company had $30,012,116 and $118,785,342 in the Trust Account, respectively.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2023 and November 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On July 17, 2023, in connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of August 31, 2023 and November 30, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	1,485,342
Class A ordinary shares subject to possible redemption, November 30, 2022	$118,785,342
Less:
Redemption	(92,514,424)
Plus:
Accretion of carrying value to redemption value	3,791,198
Class A ordinary shares subject to possible redemption, August 31, 2023	$30,062,116

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As August 31, 2023 and November 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending August 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months August 31, 2023		For the Nine months Ended August 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$391,825	$161,461	$1,834,547	$524,408
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,976,882	2,875,000	10,057,676	2,875,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.18	$0.18

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

	For the Three Months Ended August 31, 2022		For the Period from December 6, 2021 (Inception) Through August 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$222,477	$55,068	$104,405	$42,821
Denominator:
Basic and diluted weighted average shares outstanding	11,615,000	2,875,000	5,850,840	2,399,720
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.02

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

AUGUST 31, 2023

(Unaudited)

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended August 31, 2023, the Company has incurred $60,000 and $180,000 respectively, in fees for these services. For the three months ended August 31, 2022 and for the period from December 6, 2021 (inception) through August 31, 2022, the Company incurred $60,000 and $140,000, respectively, in fees for these services.

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of August 31, 2023 and November 30, 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Advances from Related Party

On July 20, 2023 and August 1, 2023, the Company received advances from the Sponsor of $50,000 and $225,000, respectively (the “Advances”). On July 19, 2023, the Company used $50,000 of the Advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of August 31, 2023 and November 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

AUGUST 31, 2023

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

AUGUST 31, 2023

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

Consulting Agreement

On July 17, 2023, the Company entered into a consulting agreement with Andreas Ehn for services as a member of the board and participation in any committee roles. Andreas Ehn has agreed to join the Company’s Board of Directors effective at completion of the Business Combination with Allrites. The annual compensation will be for $480,000 and a maximum of $60,000 in the Company’s performance rights. As of August 31, 2023, there was no expense related to this agreement.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of August 31, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At August 31, 2023 and November 30, 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 2,791,696 and 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheets, respectively).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At August 31, 2023 and November 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

AUGUST 31, 2023

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

AUGUST 31, 2023

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

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

At August 31, 2023, assets held in the Trust Account were comprised of $1,194 in cash and $30,010,698 in U.S. Treasury securities. During the three and nine months ended August 31, 2023, the Company withdrew an amount of $3,689,723 of interest income from the Trust Account in connection with redemption.

At November 30, 2022, assets held in the Trust Account were comprised of $457 in cash and $118,784,885 in U.S. Treasury securities. During the period ended November 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2023 and November 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2023	Level	November 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$30,012,116	1	$118,785,342

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheets date up to the date that the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited financial statements.

On September 14, 2023, the Company signed a convertible promissory note with the Sponsor for $1,000,000 for working capital purposes. The note is non-interest bearing and payable upon liquidation or completion of a Business Combination.

On September 19, 2023, the Company deposited $100,000 into the Trust account in connection with the extension of the date by which the Company may consummate an initial business combination by one month from August 18, 2023 to September 18, 2023 (the “Second Extension”) and in connection with the extension of the date by which the Company may consummate an initial business combination by one month from September 18, 2023 to October 18, 2023 (the “Third Extension”). The Third Extension is the third of twelve-monthly extensions permitted under the Company’s governing documents.

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

Recent Developments

On July 17, 2023, the board held a special meeting (the “Special Meeting”) where our shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 1 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination. Pursuant to the Trust Agreement Amendment, the Company has the right to extend beyond July 18, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through July 18, 2024 (each of the 12, 1-month extensions, an “Extension”, and each such extended date a “Deadline Date”) the date by which the Company must consummate the initial Business Combination and the Sponsor will deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”). Pursuant to the Extension Amendment Proposal on July 19, 2023 and September 19, 2023, we deposited an aggregate amount of $150,000 into the Trust account as part of the first, second and third of 12 1-month extensions to extend the date by which the Company must consummate its initial business combination from July 18, 2023 to October 18, 2023.

At the Special Meeting, shareholders also approved the NTA Amendment to remove from the existing charter the following limitations: (i) that the Company will only redeem offering shares so long as (after such redemption), the Company’s net tangible assets (“NTA”) will be at least $5,000,001 or any greater NTA or cash requirement that may be contained in the agreement relating to an initial business combination and after payment of the underwriters’ fees and commission (the “Redemption Limitation”), (ii) that the Company shall not redeem offering shares in connection with the consummation of a business combination if the Redemption Limitation is exceeded, and (iii) that the Company shall not consummate a business combination pursuant to a tender offer if the Redemption Limitation is exceeded (the “NTA Proposal”). In connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

Advances from Related Party

On July 20, 2023 and August 1, 2023, we received advances from the Sponsor of $50,000 and $225,000, respectively (the “Advances”). On July 19, 2023, the Company used $50,000 of the Advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through August 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2023, we had a net income of $553,286, which consists of interest income on marketable securities held in the Trust Account of $1,009,563 and an unrealized gain on marketable securities held in our Trust Account of $9,101, offset by operating and formation costs of $465,378.

For the nine months ended August 31, 2023, we had a net income of $2,358,955, which consists of interest income on marketable securities held in the Trust Account of $3,687,468 and an unrealized gain on marketable securities held in our Trust Account of $3,730, offset by operating and formation costs of $1,332,243.

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

For the nine months ended August 31, 2023, cash used in operating activities was $540,784. Net income of $2,358,955 was affected by interest earned on marketable securities held in the Trust Account of $3,687,468 and unrealized gain on marketable securities held in the Trust account of $3,730. Changes in operating assets and liabilities provided $791,459 of cash for operating activities.

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

As of August 31, 2023, we had marketable securities held in the Trust Account of $30,012,116 (including $1,486,817 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2023, we had cash of $44,746. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then we will cease all operations except for the purpose of liquidating. On July 17, 2023,the Company amended the Company governing documents to allow for twelve 1-month extensions by depositing $50,000 into trust for each extension requested. Currently extension deposits have been made for extension through October 18, 2023, the Third Extension of the twelve-monthly extensions permitted. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 18, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

AURA FAT PROJECTS ACQUISITION CORP.

Date: October 23, 2023	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: October 23, 2023	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)