Form 10-K
period 2023-11-30
Aura Fat Projects Acquisition Corp
filed 2024-02-27
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on May 31, 2023, as reported on the Nasdaq Global Market was $121,670,000.

As of February 26, 2024 there were 2,906,696 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“charter” are to our Amended and Restated Memorandum and Articles of Association adopted on January 6, 2022, and any amendments thereto;

●	“Companies Act” means the Companies Act (as amended) of the Cayman Islands.

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B ordinary share initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on April 18, 2022;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“MaloneBailey” are to MaloneBailey LLP, our independent registered public accounting firm.

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Ordinary shares” means the Class A Shares and the Class B Shares, collectively;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants purchased by our sponsor in the private placement;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form F-4 filed with the SEC on June 8, 2023, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended November 30, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Aura FAT Projects Capital LLC., a Cayman Islands limited liability company;

●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $117,300,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the public units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Aura FAT Projects Acquisition Corp;

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on December 6, 2021, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act, because we have no operations and nominal assets consisting almost entirely of cash.

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

Extension

On July 17, 2023, our shareholders held a virtual special meeting in which they voted, among other things, to extend the period of time to consummate an initial business combination from July 18, 2023 to July 18, 2024 in a series of twelve one-month extensions, provided that our sponsor would deposit in the trust account lesser of (x) $50,000 or (y) $0.045 per share for each public share outstanding for each one-month extension. If we do not complete an initial business combination by July 18, 2024 (which may be extended to such later date as may be approved by our shareholders in an amendment to our charter), then our existence will terminate, and we will distribute all amounts in the trust account.

Proposed Business Combination

On May 7, 2023, we entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Allrites Holdings Pte Ltd., a Singapore private company limited by shares (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares. The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination”.

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, at the closing of the Business Combination, Allrites will become a wholly owned subsidiary of the Company.

Immediately prior to the closing of the business combination, but contingent upon such closing, Allrites will effect a capital restructuring (the “share recapitalization”) whereby (i) each then outstanding (A) Allrites restricted ordinary share, (B) Allrites non-voting share, (C) Allrites preference share, and (D) Allrites option, will become vested and exercisable and will convert into Allrites Ordinary Shares, and (ii) any retained shares (including the shares received from the exercise of all Allrites options) will be converted into Company ordinary shares, and (iii) each of the Allrites option holders will (a) exercise each of their options for Allrites Ordinary Shares and (b) retain such Allrites Ordinary Shares received upon exercise of the Options, as well as the remaining Allrites Ordinary Shares.

Pursuant to the Business Combination Agreement, following the share recapitalization, as soon as practicable following the Effective Time (as defined therein) and pursuant to or in connection with the Exchange (as defined therein), each Allrites Ordinary Share issued and outstanding shall be transferred to the Company in exchange for the right of each holder of Allrites Ordinary to receive such number of newly issued Company ordinary shares.

As consideration for the Exchange, shareholders of Allrites collectively shall be entitled to receive from the Company 9,200,000 Class A ordinary shares of Company for an aggregate value equal to $92 million at a $10.00 per share value.

Registration Statement on Form F-4

The Company filed a Registration Statement on Form F-4 with the SEC on June 8, 2023, to register the issuance of the 92,000,000 shares that will be issued at the consummation of the Business Combination which also contains a proxy statement/prospectus providing shareholders with detailed information about the Business Combination and others matters to be considered at a special meeting that will be scheduled in connection therewith.

On July 6, 2023, the SEC issued a comment letter pursuant to the Company’s disclosure on its previously filed Form F-4. In response to the SEC comment letter, on September 13, 2023, the Company filed Amendment No. 1 to the Form F-4 together with a response letter addressing the comments issued by the SEC.

On October 11, 2023, the SEC issued a second comment letter in connection with Amendment No. 1 to the Form F-4 filed by the Company. To date, the Company is working on Amendment No. 2 to the Form F-4 and the respective response letter.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines. We intend to seek to acquire companies within industries that exhibit strong characteristics including, but not limited to, the following:

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

●	These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

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

The structure of the Business Combination is described above under “Proposed Business Combination.” As in the Business Combination, we anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. If the Business Combination is not consummated, we may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses, and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Business Combination Process

If the Business Combination is not consummated, in evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

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

Sourcing of Potential Business Combination Targets

In the event that the Business Combination is not consummated, we believe that the operational and transactional experience of our management team and our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

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

Status as a Public Company

In the event the Business Combination is not consummated, we believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A ordinary share (or shares of a new holding company) or for a combination of our shares of Class A ordinary share and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Furthermore, once an initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any initial business combination, negatively.

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

Financial Position

With funds available for an initial business combination in the amount of $30,604,459 as of November 30, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

The structure of the Business Combination is described above under “Proposed Business Combination.” As described above, we intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

In the event the Business Combination is not consummated, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses will also be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, will also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

In addition, if we do not consummate the Business Combination, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, if the Business Combination is not consummated, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay Fat Ventures Pte. Ltd., an affiliate of our sponsor, a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

In the event the Business Combination is not consummate, in evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

If we do not complete our Business Combination, the time we will require to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

The Business Combination requires the approval of our shareholders under the Business Combination Agreement and Nasdaq rules. However, in the event the Business Combination is not consummated, in connection with any alternative initial business combination, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary share could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination or an alternative initial business combination, in the event the Business Combination is not consummated, and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of November 30, 2023, the amount in the trust account was approximately $10.96 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

In connection with the Business Combination, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the Business Combination pursuant to a shareholder meeting called to approve the Business Combination. In the event the Business Combination is not consummated, in connection with an alternative initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of an initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary share or seek to amend our charter would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

The Business Combination requires the approval of our shareholders under the Business Combination Agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek shareholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

The Business Combination requires the approval of our shareholders under the Business Combination Agreement and Nasdaq rules and will complete the Business Combination only if a majority of the outstanding ordinary shares entitled to vote are voted in favor of the Business Combination. If the Business Combination is not consummated and we seek shareholder approval for an alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding ordinary shares entitled to vote are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the initial business combination.

In the event that the Business Combination is not consummated and if in connection with an alternative initial business combination a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If the Business Combination is not consummate and upon the public announcement of an alternative initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

Our charter provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

In the event that the anchor investors hold all purchased units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, in connection with the shareholder approval of the Business Combination, or if the Business Combination is not consummated and we seek shareholder approval of an alternative initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against an initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against an initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

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

If the Business Combination or an alternative initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not completed, we may continue to try to complete an initial business combination with a different target by July 18, 2024 (which may be extended to such later date as may be approved by our shareholders in an amendment to our charter).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our charter provides that we will have until July 18, 2024, assuming we exercise the twelve one-month extensions, to complete our initial business combination. If we are unable to complete our initial business combination by July 18, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 18, 2024.

Our sponsor, senior advisors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by July 18, 2024. The anchor investors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time frame. However, if our sponsor, senior advisors, officers, directors, or anchor investors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 18, 2024.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $233,088 of proceeds held outside the trust account at November 30, 2023, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of November 30, 2023, we have access to up to approximately $233,088 from the proceeds of the IPO and the sale of the placement warrant with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2024, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by July 18, 2024, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our charter, like all provisions of our charter, may be amended by special resolution.

Competition

In the event the Business Combination is not consummated, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending November 30, 2023 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a newly incorporated Cayman Islands exempt company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	as a result of the low initial price paid by our sponsor and the anchor investors for the founder shares, our sponsor, its affiliates and our management team as well as the anchor investors stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders;

●	we may not be able to complete our initial business combination within the prescribed time frame;

●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our shareholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors and our anchor investors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public shareholders may not be afforded an opportunity to vote on our initial business combination;

●	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree;

●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

●	our competitors have advantages over us in seeking business combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our ordinary shares;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our sponsor controls a substantial interest in us;

●	if we seek shareholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	possibility of losing the ability to redeem all shares equal to or in excess of 15% of our ordinary shares if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;

●	Nasdaq may delist our securities from trading on its exchange;

●	we will likely only be able to complete one business combination with the proceeds of the IPO and the sale of the placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services;

●	we are not registering the ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO at this time, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our trust account dropping below $10.20 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	impact of COVID-19 and related risks; the potential inability to enforce judgments against us or our management or board of directors

●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations.

●	Our auditors have identified a material weakness in our accounting controls as a result of repayment of certain amounts to our Sponsor and its Affiliate prior to, and at the time, we completed our initial public offering. We are working to correct those weaknesses.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

(b) Holders

On February 26, 2024 there were 1 holder of record of our units, 4 holders of record of our Class A ordinary share and 2 holders of record of our warrants.

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

Recent Developments

On July 17, 2023, the board held a special meeting (the “Special Meeting”) where our shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 1 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination. Pursuant to the Trust Agreement Amendment, the Company has the right to extend beyond July 18, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through July 18, 2024 (each of the 12, 1-month extensions, an “Extension”, and each such extended date a “Deadline Date”) the date by which the Company must consummate the initial Business Combination and the Sponsor will deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”). Pursuant to the Extension Amendment Proposal, as of November 30, 2023, we deposited an aggregate amount of $250,000 into the Trust account as part of the first, second, third, fourth and fifth of 12 1-month extensions to extend the date by which the Company must consummate its initial business combination from July 18, 2023 to December 18, 2023.

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

Advances from Related Party

For the year ended November 30, 2023, we received advances from the Sponsor totaling $800,000. As of November 30, 2023, the Company used $250,000 of the Advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination.

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

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred on or prior to January 18, 2024 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through November 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2023, we had a net income of $2,410,775, which consists of interest income on marketable securities held in the Trust Account of $4,082,917, interest earned on note receivable of $342, and an unrealized gain on marketable securities held in our Trust Account of $624, offset by operating and formation costs of $1,673,108.

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

For the year ended November 30, 2023, cash used in operating activities was $677,442. Net income of $2,410,775 was affected by interest earned on marketable securities held in the Trust Account of $4,082,917 and unrealized gain on marketable securities held in the Trust account of $624. Changes in operating assets and liabilities provided $995,324 of cash for operating activities.

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

As of November 30, 2023, we had marketable securities held in the Trust Account of $30,604,459 (including $1,879,160 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2023, we had cash of $233,088. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then we will cease all operations except for the purpose of liquidating. On July 17, 2023, the Company amended the Company governing documents to allow for twelve 1-month extensions by depositing $50,000 into trust for each extension requested. Currently extension deposits have been made for extension through March 18, 2024. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our written policies and procedures of internal controls at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tristan Lo	40	Co-Chief Executive Officer, Director and Chairman of Board
David Andrada	42	Co-Chief Executive Officer, Chief Financial Officer and Director
Calvin Ng	40	Director
Nils Michaelis	49	Director
Thorsten Neumann	41	Independent Director
Aneel Ranadive	39	Independent Director
John Laurens	62	Independent Director
Jay McCarthy	60	Independent Director
Andrew Porter	45	Independent Director

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our charter as it deems appropriate. Our charter provides that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Number and Terms of Office of Officers and Directors

We have 8 directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our charter as it deems appropriate. Our charter provides that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a committee charter that has been approved by our board of directors and has the composition and responsibilities described below.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our charter.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with an initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of February 26, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary share;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,787,696 shares of our ordinary share, consisting of (i) 2,906,696 shares of our Class A ordinary share, and (ii) 2,875,000 shares of our Class B ordinary share, issued and outstanding as of February 26, 2024. On all matters to be voted upon, holders of the shares of Class A ordinary share and shares of Class B ordinary share vote together as a single class. Currently, all of the shares of Class B ordinary share are convertible into Class A ordinary share on a one-for-one basis.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares	Percentage of Total Outstanding Ordinary share
Aura FAT Projects Capital LLC	2,875,000	100%	49.73%
Tristan Lo(3)	-	-	-
David Andrada(3)	-	-	-
Calvin Ng(3)	-	-	-
Nils Michaelis(4)	-	-	-
John Laurens(4)	-	-	-
Thorsten Neumann(4)	-	-	-
Andrew Porter(4)	-	-	-
Aneel Ranadive(4)	-	-	-
Jay McCarthy(4)	-	-	-
All executive officers and directors as a group (9 individuals)	2,875,000	100%	49.73%

(1)	Unless otherwise noted, the business address of each of these entities and individuals is 1 Phillip Street, #09-00, Royal One Phillip, Singapore, 048692.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”
(3)	Aura FAT Projects Capital LLC, our sponsor, is the record holder of the securities reported herein. Tristan Lo, David Andrada, are each a control person of our sponsor, and Calvin Ng will become a control person of the sponsor prior to the closing of this offering. By virtue of this relationship, Tristan Lo, David Andrada, and Calvin Ng may be deemed to share beneficial ownership of the securities held of record by our sponsor. Tristan Lo, David Andrada, and Calvin Ng each disclaims any such beneficial ownership except to the extent of his respective pecuniary interest.
(4)	Immediately after the initial business combination, the non-executive directors, will each be a member of our sponsor. By virtue of this relationship, each of the non-executive directors may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of the non-executive directors each disclaims any such beneficial ownership except to the extent of his or her respective pecuniary interest.

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

As previously reported on a Form 8-K, on April 18, 2022, simultaneously with the closing of our initial public offering on April 18, 2022, our sponsor purchased an aggregate of 5,000,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $5,000,000. Each whole private placement warrant is exercisable to purchase one share of Class A ordinary share at a price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by January 18, 2024, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants and all underlying securities will expire worthless.

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

On January 7, 2022, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of our promissory note, we may borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and was payable on the earlier of (i) October 31, 2022 and (ii) the completion of our initial public offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of November 30, 2023 and 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of November 30, 2023 and 2022, there were no amounts outstanding under the any such loans.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our charter. Our charter also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to Fat Projects Pte. Ltd., an affiliate of our sponsor, or its affiliate of $20,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants.

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

Audit Fees. During the period ended November 30, 2023 and for the period from December 6, 2021 (inception) through November 30, 2022, fees for our independent registered public accounting firm were approximately $77,500 and $72,800, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods, and the audit of our November 30, 2023, financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period ended November 30, 2023 and for the period from December 6, 2021 (inception) through November 30, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period ended November 30, 2023 and for the period from December 6, 2021 (inception) through November 30, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period ended November 30, 2023 and for the period from December 6, 2021 (inception) through November 30, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 12, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.3	Amended and Restated Memorandum and articles of association. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated April 12, 2022, among the Company, Aura FAT Projects Capital LLC. and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated January 7, 2022, issued to Aura FAT Projects Capital LLC (1)
10.3	Investment Management Trust Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated April 12, 2022, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated April 12, 2022, by and between the Company and Aura FAT Projects Capital LLC. (2)
10.6	Placement Warrant Purchase Agreement, dated April 12, 2022, between the Company and Aura FAT Projects Capital LLC. (2)
10.7	Form of Indemnity Agreement. (1)
10.8	Securities Subscription Agreement, dated January 7, 2022, between the Registrant and Aura FAT Projects Capital LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Aura FAT Projects Acquisition Corp Incentive Compensation Recovery Policy*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 18, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 18, 2022.

AURA FAT PROJECTS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aura FAT Projects Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura FAT Projects Acquisition Corp. (the “Company”) as of November 30, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended November 30, 2023 and for the period from December 6, 2021 (inception) through November 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the year ended November 30, 2023 and for the period from December 6, 2021 (inception) through November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

February 26, 2024

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEETS

	November 30,	November 30,
	2023	2022
Assets
Current Assets
Cash	$233,088	$360,530
Prepaid expenses and other current assets	130,933	120,534
Total Current Assets	364,021	481,064

Cash and marketable securities held in Trust Account	30,604,459	118,785,342
Total Assets	$30,968,480	$119,266,406

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,129,825	$124,102
Advances from related party	800,000	-
Total Current Liabilities	1,929,825	124,102

Deferred underwriting commission	4,025,000	4,025,000
Total Liabilities	5,954,825	4,149,102

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 2,791,696 and 11,500,000 shares at a redemption value of $10.96 and $10.33 per share as of November 30, 2023 and 2022, respectively	30,604,459	118,785,342

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 2,791,696 and 11,500,000 shares subject to possible redemption as of November 30, 2023 and 2022, respectively)	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding as of November 30, 2023 and 2022	288	288
Accumulated deficit	(5,591,104)	(3,668,338)
Total Shareholders’ Deficit	(5,590,804)	(3,668,038)
Total Liabilities and Shareholders’ Deficit	$30,968,480	$119,266,406

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended November 30,	For the Period from December 6, 2021 (Inception) Through November 30,
	2023	2022
Operating and formation costs	$1,673,108	$668,272
Interest income - bank	-	(19)
Loss from operations	(1,673,108)	(668,253)

Other income:
Interest earned on marketable securities held in Trust Account	4,082,917	1,483,349
Interest earned on note receivable	342	-
Unrealized gain on marketable securities held in Trust Account	624	1,993
Total other income, net	4,083,883	1,485,342

Net income	$2,410,775	$817,089

Weighted average shares outstanding, Class A redeemable ordinary shares	8,274,829	7,311,950

Basic and diluted net income per share, Class A ordinary shares	$0.22	$0.08

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,520,195

Basic and diluted net income per share, Class B ordinary shares	$0.22	$0.08

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2023 AND FOR THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH NOVEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 6, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of 11,500,000 Public Shares, net of underwriting discounts and offering expenses	11,500,000	1,150	-	-	109,274,065	-	109,275,215

Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000

Initial remeasurement of Class A ordinary shares to redemption value	-	-	-	-	3,000,085	(3,000,085)	-

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,485,342)	(1,485,342)

Sale of 5,000,000 Private Placement Warrants	-	-	-	-	5,000,000	-	5,000,000

Issuance of Representative Shares	115,000	12	-	-	(12)	-	-

Class A ordinary shares subject to redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)

Net income	-	-	-	-	-	817,089	817,089

Balance – November 30, 2022	115,000	12	2,875,000	288	-	(3,668,338)	(3,668,038)

Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(250,000)	(250,000)

Class A ordinary shares subject to redemption	-	-	-	-	-	(4,083,541)	(4,083,541)

Net income	-	-	-	-	-	2,410,775	2,410,775

Balance – November 30, 2023	115,000	$12	2,875,000	$288	$-	$(5,591,104)	$(5,590,804)

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,	For The Period from December 6, 2021 (Inception) To November 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,410,775	$817,089
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,082,917)	(1,483,349)
Unrealized (gain) on marketable securities held in Trust Account	(624)	(1,993)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,399)	(120,534)
Accounts payable and accrued expenses	1,005,723	124,102
Net cash used in operating activities	(677,442)	(664,685)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000)	(117,300,000)
Cash withdrawn from Trust Account in connection with redemption	92,514,424	-
Net cash provided by (used in) investing activities	92,264,424	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	113,850,000
Proceeds from sale of Private Placement Warrants	-	5,000,000
Advances from related party	550,000	-
Proceeds from extension loan	250,000	-
Proceeds from promissory note – related party	-	83,954
Repayment of promissory note – related party	-	(83,954)
Payment of offering costs	-	(524,785)
Redemption of common stock	(92,514,424)	-
Net cash (used in) provided by financing activities	(91,714,424)	118,325,215

Net Change in Cash	(127,442)	360,530
Cash – Beginning of period	360,530	-
Cash – End of period	$233,088	$360,530

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000
Issuance of Representative Shares	$-	$(12)
Initial classification of ordinary shares subject to redemption	$-	$117,300,000
Extension funds attributable to common stock subject to redemption	$250,000	$-
Accretion of Class A ordinary shares carrying value to redemption value	$4,083,541	$1,485,342
Deferred underwriting fee payable	$-	$4,025,000

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

As of November 30, 2023, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through November 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $233,088 was held outside of the Trust Account on November 30, 2023 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

Going Concern Consideration

As of November 30, 2023, the Company had $233,088 in its operating bank accounts and working capital deficit of $1,565,804.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete an Initial Business Combination by March 18, 2024 then the Company will cease all operations except for the purpose of liquidating. On July 17, 2023, the Company amended the Company governing documents to allow for twelve 1-month extensions by depositing the lesser of (x) $50,000, or (y) $0.045 per share for each public share outstanding as of the applicable Deadline Date into trust for each extension requested. Currently extension deposits have been made for extension through March 18, 2024. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 18, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2023 and 2022. As of November 30, 2023 and 2022, the Company had cash of $233,088 and $360,530, respectively.

Cash and Marketable Securities Held in Trust Account

At November 30, 2023 and 2022, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of November 30, 2023 and 2022, the Company had $30,604,459 and $118,785,342 in the Trust Account, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2023 and 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On July 17, 2023, in connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of November 30, 2023 and 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(5,724,785)
Plus:
Adjustment of carrying value to initial redemption value	8,024,785
Accretion of carrying value to redemption value	1,485,342
Class A ordinary shares subject to possible redemption, November 30, 2022	$118,785,342
Less:
Redemption	(92,514,424)
Plus:
Extension funds attributable to common stock subject to redemption	250,000
Accretion of carrying value to redemption value	4,083,541
Class A ordinary shares subject to possible redemption, November 30, 2023	$30,604,459

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As November 30, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending November 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended November 30, 2023		For the Period from December 6, 2021 (Inception) Through November 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,789,153	$621,622	$607,651	$209,438
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,274,829	2,875,000	7,311,950	2,520,195
Basic and diluted net income per ordinary share	$0.22	$0.22	$0.08	$0.08

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended November 30, 2023, the Company has incurred $240,000, in fees for these services. For the period from December 6, 2021 (inception) through November 30, 2022, the Company incurred $200,000 in fees for these services.

Allrites Note Receivable

On October 31, 2023, the Company issued a convertible note to Allrites of $100,000 to be used for a working capital. This loan is interest bearing at 5% and will convert at the time of a business combination. As of November 30, 2023, the amount receivable was $100,342.

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of November 30, 2023 and 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

On September 14, 2023, the Company signed a convertible promissory note with the Sponsor for $1,000,000 for working capital purposes. The note is non-interest bearing and payable upon liquidation or completion of a Business Combination. As of November 30, 2023 and 2022, there was no balance outstanding under the convertible promissory note.

Advances from Related Party

For the year ended November 30, 2023, we received advances from the Sponsor totaling $800,000. As of November 30, 2023, the Company used $250,000 of the Advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond the extended date of July 18, 2024 by which the Company must have completed its initial business combination. These advances are non-interest bearing and payable the earlier of the closing of the merger or July 18, 2024. As of November 30, 2023 and 2022, the Company has $800,000 and $0 in advances owed to the Sponsor, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of November 30, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

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

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred on or prior to March 18, 2024 (or by July 18, 2024 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party.

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

Consulting Agreement

On July 17, 2023, the Company entered into a consulting agreement with Andreas Ehn for services as a member of the board and participation in any committee roles. Andreas Ehn has agreed to join the Company’s Board of Directors effective at completion of the Business Combination with Allrites. The annual compensation will be for $480,000 and a maximum of $60,000 in the Company’s performance rights. As of November 30, 2023, there was no expense related to this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At November 30, 2023 and 2022, there were 115,000 Class A ordinary shares issued and outstanding (excluding 2,791,696 and 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheets, respectively).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At November 30, 2023 and 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

At November 30, 2023, assets held in the Trust Account were comprised of $1,055 in cash and $30,603,404 in U.S. Treasury securities. During the year ended November 30, 2023, the Company withdrew an amount of $92,514,424 of interest income from the Trust Account in connection with redemption.

At November 30, 2022, assets held in the Trust Account were comprised of $457 in cash and $118,784,885 in U.S. Treasury securities. During the year ended November 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2023	Level	November 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$30,604,459	1	$118,785,342

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

On December 11, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s Market Value of Listed Securities was less than $50 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450(b)(2)(A), which requires the Company to maintain a Market Value of Listed Securities of at least $50 million (the “MVLS Notice”). The MVLS Notice additionally indicates that the Company, pursuant to the Listing Rules, has a compliance period of 180 calendar days in which it can regain compliance. Further, the MVLS Notice states that, if at any time during the compliance period the Company closes at $50 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

On December 15, 2023 and January 15, 2024, the Company, deposited $50,000 into the Company’s trust account for its public shareholders, allowing the Company to extend the date by which the Company must consummate an initial business combination by three additional months from December 18, 2023 to March 18, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2024	Aura FAT Projects Acquisition Corp

	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tristan Lo	Co-Chief Executive Officer and Chairman and Director	February 26, 2024
Tristan Lo	(Principal Executive Officer)

/s/ David Andrada	Co-Chief Executive Officer and Chief Financial Officer and Director	February 26, 2024
David Andrada	(and Principal Financial and Accounting Officer)

/s/ Calvin Ng	Director	February 26, 2024
Calvin Ng

/s/ Nils Michaelis	Director	February 26, 2024
Nils Michaelis

/s/ Thorsten Neumann	Director	February 26, 2024
Thorsten Neumann

/s/ Andrew Porter	Director	February 26, 2024
Andrew Porter

/s/ Aneel Ranadive	Director	February 26, 2024
Aneel Ranadive

/s/ John Laurens	Director	February 26, 2024
John Laurens

/s/ Jay McCarthy	Director	February 26, 2024
Jay McCarthy