Form 10-Q
period 2024-02-29
Aura Fat Projects Acquisition Corp
filed 2024-04-16
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

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

As of April 11, 2024, there were 2,906,696 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AURA FAT PROJECTS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AURA FAT PROJECTS ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	February 29, 2024	November 30, 2023
Assets
Current Assets
Cash	$131,593	$233,088
Prepaid expenses and other current assets	103,182	130,933
Total Current Assets	234,775	364,021

Cash and marketable securities held in Trust Account	31,156,815	30,604,459
Total Assets	$31,391,590	$30,968,480

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,207,983	$1,129,825
Advances from related party	920,000	800,000
Total Current Liabilities	2,127,983	1,929,825

Deferred underwriting commission	4,025,000	4,025,000
Total Liabilities	6,152,983	5,954,825

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 2,791,696 and 11,500,000 shares at a redemption value of $11.16 and $10.33 per share as of February 29, 2024 and November 30, 2023, respectively	31,156,815	30,604,459

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 2,791,696 and 11,500,000 shares subject to possible redemption as of February 29, 2024 and November 30, 2023, respectively)	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding as of February 29, 2024 and November 30, 2023	288	288
Accumulated deficit	(5,918,508)	(5,591,104)
Total Shareholders’ Deficit	(5,918,208)	(5,590,804)
Total Liabilities and Shareholders’ Deficit	$31,391,590	$30,968,480

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended February 29,	For the Three Months Ended February 28,
	2024	2023
Operating costs	$178,993	$262,558

Loss from operations	(178,993)	(262,558)

Other income:
Interest earned on Note Receivable	1,590	-
Interest earned on marketable securities held in Trust Account	409,070	1,249,613
Unrealized loss on marketable securities held in Trust Account	(6,715)	(3,876)
Total other income, net	403,945	1,245,737

Net income	$224,952	$983,179

Weighted average shares outstanding, Class A redeemable ordinary shares	2,906,696	11,615,000

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.07

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,875,000

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.07

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 30, 2023	115,000	$12	2,875,000	$288	$-	$(5,591,104)	$(5,590,804)

Extension Funds attributable to common stock subject to redemption	-	-	-	-	-	(150,000)	(150,000)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(402,356)	(402,356)

Net income	-	-	-	-	-	224,952	224,952

Balance — February 29, 2024	115,000	$12	2,875,000	$288	$-	$(5,918,508)	$(5,918,208)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,668,338)	$(3,668,038)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,245,737)	(1,245,737)

Net income	-	-	-	-	-	983,179	983,179

Balance — February 28, 2023	115,000	$12	2,875,000	$288	$-	$(3,930,896)	$(3,930,596)

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 29,	For the Three Months Ended February 28,
	2024	2023
Cash Flows from Operating Activities:
Net income	$224,952	$983,179
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(409,070)	(1,249,613)
Unrealized loss on marketable securities held in Trust Account	6,715	3,876
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,751	5,240
Accounts payable and accrued expenses	78,157	36,479
Net cash used in operating activities	(71,495)	(220,839)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000)	-
Net cash used in investing activities	(150,000)	-

Cash Flows from Financing Activities:
Advances from related party	120,000	-
Net cash provided by financing activities	120,000	-

Net Change in Cash	(101,495)	(220,839)
Cash – Beginning of period	233,088	360,530
Cash – End of period	$131,593	$139,691

Non-Cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$150,000	$-
Accretion of Class A ordinary shares carrying value to redemption value	$402,356	$1,245,737

The accompanying notes are an integral part of the unaudited financial statements.

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

As of February 29, 2024, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through February 29, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $131,593 was held outside of the Trust Account on February 29, 2024 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

On each of December 15, 2023, January 17, 2024 and February 14, 2024, the Company deposited $50,000 into the Company’s Trust Account for its public shareholders, allowing the Company to extend the date by which the Company must consummate an initial business combination by three additional months from December 18, 2023 to March 18, 2024.

As of the date of these financial statements, the Company had deposited an aggregate of $50,000 allowing the Company to extend the date by which the Company must consummate an initial business combination by one additional month from March 18, 2024 to April 18, 2024 (see Note 9).

Going Concern Consideration

As of February 29, 2024, the Company had $131,593 in its operating bank account and working capital deficit of $1,893,208.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete an Initial Business Combination by April 18, 2024 then the Company will cease all operations except for the purpose of liquidating. On July 17, 2023, the Company amended the Company governing documents to allow for twelve 1-month extensions by depositing the lesser of (x) $50,000, or (y) $0.045 per share for each public share outstanding as of the applicable Deadline Date into trust for each extension requested. Currently extension deposits have been made for extension through April 18, 2024. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 18, 2024.

Business Combination Agreement

On May 7, 2023, the Company entered into a definitive Business Combination Agreement (the “Agreement”) with Allrites Holdings Pte Ltd., a Singapore private company limited by shares, (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, as the representative for the shareholders of Allrites (See Note 6).

On September 14, 2023, the Company signed a convertible promissory note with the Sponsor for $1,000,000 for working capital purposes. The note is non-interest bearing and payable upon liquidation or completion of a Business Combination (see Note 5).

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, and other international conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2024. The interim results for the three months ended February 29, 2024 are not necessarily indicative of the results to be expected for a full year.

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 29, 2024 and November 30, 2023. As of February 29, 2024 and November 30, 2023, the Company had cash of $131,593 and $233,088, respectively.

Cash and Marketable Securities Held in Trust Account

At February 29, 2024 and November 30, 2023, substantially all of the assets held in the Trust Account were held in U. S. Treasury Bills. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of February 29, 2024 and November 30, 2023, the Company had $31,156,815 and $30,604,459 in the Trust Account, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 29, 2024 and November 30, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. On July 17, 2023, in connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

As of February 29, 2024 and November 30, 2023, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, November 30, 2022	$118,785,342
Less:
Redemption	(92,514,424)
Plus:
Extension funds attributable to common stock subject to redemption	250,000
Accretion of carrying value to redemption value	4,083,541
Class A ordinary shares subject to possible redemption, November 30, 2023	$30,604,459
Plus:
Extension funds attributable to common stock subject to redemption	150,000
Accretion of carrying value to redemption value	402,356
Class A ordinary shares subject to possible redemption, February 29, 2024	$31,156,815

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As February 29, 2024 and November 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending February 29, 2024 and February 28, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months February 29, 2024		For the three months February 28, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$113,093	$111,859	$788,104	$195,075
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,906,696	2,875,000	11,615,000	2,875,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.07	$0.07

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended February 29, 2024 and February 28, 2023, the Company incurred $60,000 and $60,000 respectively, in fees for these services. At February 29, 2024 and November 30, 2023, the Company owed $180,000 and $120,000 respectively, in administrative services fees payable.

Allrites Note Receivable

On October 31, 2023, the Company issued a convertible note to Allrites of $100,000 (the “Note Receivable”) to be used for a working capital. This loan is interest bearing at 5% and will convert at the time of a business combination. As of February 29, 2024 and November 30, 2023, the amount receivable was $101,931 and $100,342, respectively, and is included in prepaid expenses and other current assets on the Company’s balance sheets.

Promissory Note — Related Party

On January 7, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of October 31, 2022 or the closing of the Initial Public Offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of February 29, 2024 and November 30, 2023, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

On September 14, 2023, the Company signed a convertible promissory note with the Sponsor for $1,000,000 for working capital purposes. The note is non-interest bearing and payable upon liquidation or completion of a Business Combination. As of February 29, 2024 and November 30, 2023, there was no balance outstanding under the convertible promissory note.

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

Advances from Related Party

As of February 29, 2024 the Company received aggregate advances of $920,000 from the Sponsor. As of February 29, 2024, the Company used $400,000 of the advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond the extended date of July 18, 2024 by which the Company must have completed its initial business combination. These advances are non-interest bearing and payable the earlier of the closing of the merger or July 18, 2024. As of February 29, 2024 and November 30, 2023, the Company has $920,000 and $800,000 in advances owed to the Sponsor, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of February 29, 2024 and November 30, 2023, the Company had no borrowings under the Working Capital Loans.

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

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

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred, as of the date of these financial statements, on or prior to March 18, 2024 (or by July 18, 2024 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party.

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

Share Exchange Agreement

At the Closing, each Allrites shareholder and the Company, will enter into a Share Exchange Agreement for the purpose of issuing the Exchange Consideration to each of the Allrites shareholders that transfer the Allrites ordinary shares, providing for the exchange of that Allrites shareholder’s Allrites shares for the Company’s Class A Ordinary Shares.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Share Exchange Agreement.

Consulting Agreement

On July 17, 2023, the Company entered into a consulting agreement with Andreas Ehn for services as a member of the board and participation in any committee roles. Andreas Ehn has agreed to join the Company’s Board of Directors effective at completion of the Business Combination with Allrites. The annual compensation will be for $480,000 and a maximum of $60,000 in the Company’s performance rights. For the three months ended February 29, 2024, there were no expenses incurred related to this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 29, 2024 and November 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At February 29, 2024 and November 30, 2023, there were 115,000 Class A ordinary shares issued and outstanding (excluding 2,791,696 and 11,500,000 shares subject to possible redemption that were classified as temporary equity in the accompanying unaudited balance sheets, respectively).

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At February 29, 2024 and November 30, 2023, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

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

AURA FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

At February 29, 2024, assets held in the Trust Account were comprised of $296 in cash and $31,155,655 in U.S. Treasury securities. During the three months ended February 29, 2024, the Company did not withdraw any amount from interest income from the Trust Account.

At November 30, 2023, assets held in the Trust Account were comprised of $1,055 in cash and $30,603,404 in U.S. Treasury securities. During the year ended November 30, 2023, the Company withdrew an amount of $92,514,424 of interest income from the Trust Account in connection with redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 29, 2024 and November 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 29, 2024	Level	November 30, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities and Money Market Funds	1	$31,156,815	1	$30,604,459

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheets date up to the date that the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than disclosed below or within these financial statements, that would have required adjustment or disclosure in the unaudited financial statements.

On March 21, 2024, the Company caused to be deposited $50,000 into the Company’s trust account for its public shareholders, allowing the Company to extend the date by which the Company may consummate an initial business combination by one month from March 18, 2024 to April 18, 2024.

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

Recent Developments

On July 17, 2023, the board held a special meeting (the “Special Meeting”) where our shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 1 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination. Pursuant to the Trust Agreement Amendment, the Company has the right to extend beyond July 18, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through July 18, 2024 (each of the 12, 1-month extensions, an “Extension”, and each such extended date a “Deadline Date”) the date by which the Company must consummate the initial Business Combination and the Sponsor will deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”). Pursuant to the Extension Amendment Proposal, as of February 29, 2024, we deposited an aggregate amount of $400,000 into the Trust account as part of the first, second, third, fourth, fifth, sixth, seventh and eighth of 12 1-month extensions to extend the date by which the Company must consummate its initial business combination from July 18, 2023 to March 18, 2024.

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

Advances from Related Party

As of February 29, 2024 the Company received aggregate advances of $920,000 from the Sponsor. As of February 29, 2024, the Company used $400,000 of the advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond the extended date of July 18, 2024 by which the Company must have completed its initial business combination. These advances are non-interest bearing and payable the earlier of the closing of the merger or July 18, 2024. As of February 29, 2024 and November 30, 2023, the Company has $920,000 and $800,000 in advances owed to the Sponsor, respectively.

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

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred on or prior to July 18, 2024 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party.

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

Share Exchange Agreement

At the Closing, each Allrites shareholder and the Company, will enter into a Share Exchange Agreement for the purpose of issuing the Exchange Consideration to each of the Allrites shareholders that transfer the Allrites ordinary shares, providing for the exchange of that Allrites shareholder’s Allrites shares for the Company’s Class A Ordinary Shares.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Share Exchange Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through February 29, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 29, 2024, we had a net income of $224,952, which consists of interest income on marketable securities held in the Trust Account of $409,070 and interest earned on note receivable of $1,590, offset by operating costs of $178,993 and an unrealized gain on marketable securities held in our Trust Account of $6,715.

For the three months ended February 28, 2023, we had a net income of $983,179, which consists of interest income on marketable securities held in the Trust Account of $1,249,613, offset by operating costs of $262,558 and an unrealized loss on marketable securities held in our Trust Account of $3,876.

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

For the three months ended February 29, 2024, cash used in operating activities was $71,495. Net income of $224,952 was affected by interest earned on marketable securities held in the Trust Account of $409,070 and unrealized gain on marketable securities held in the Trust account of $6,715. Changes in operating assets and liabilities provided $105,908 of cash for operating activities.

For the three months ended February 28, 2023, cash used in operating activities was $220,839. Net income of $983,179 was affected by interest earned on marketable securities held in the Trust Account of $1,249,613 and unrealized loss on marketable securities held in the Trust account of $3,876. Changes in operating assets and liabilities provided $41,719 of cash for operating activities.

As of February 29, 2024, we had marketable securities held in the Trust Account of $31,156,815 (including $2,281,515 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 29, 2024, we had cash of $131,593. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then we will cease all operations except for the purpose of liquidating. On July 17, 2023, the Company amended the Company governing documents to allow for twelve 1-month extensions by depositing $50,000 into trust for each extension requested. Currently extension deposits have been made for extension through April 18, 2024. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 18, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 29, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering. The risk factor disclosure in our final prospectus for the Initial Public Offering filed with the SEC on April 14, 2022, set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations” is replaced in its entirety with the following risk factor:

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

AURA FAT PROJECTS ACQUISITION CORP

Date: April 15, 2024	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

Date: April 15, 2024	By:	/s/ David Andrada
	Name:	David Andrada
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)