Form 10-K
period 2024-11-30
Aura Fat Projects Acquisition Corp
filed 2025-03-06
CIK 1901886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on May 31, 2024, as reported on the Nasdaq Global Market was $31,574,082.

As of March 6, 2025, there were 384,510 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“charter” is to our Amended and Restated Memorandum and Articles of Association adopted on January 6, 2022, and any amendments;

●	“Companies Act” means the Companies Act (as amended) of the Cayman Islands.

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B ordinary share initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on April 18, 2022;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“MaloneBailey” are to MaloneBailey LLP, our independent registered public accounting firm.

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Ordinary shares” means the Class A Shares and the Class B Shares, collectively;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants purchased by our sponsor in the private placement;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form F-4 filed with the SEC on June 8, 2023, as amended;

●	“Report” is to this Annual Report on Form 10-K for the fiscal year ended November 30, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Aura FAT Projects Capital LLC., a Cayman Islands limited liability company;

●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $117,300,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the public units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Aura FAT Projects Acquisition Corp;

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

On July 10, 2024, our shareholders held a virtual special meeting in which they voted, among other things, to extend the period of time to consummate an initial business combination from July 18, 2024 to July 18, 2025 in a series of twelve one-month extensions, provided that our sponsor would deposit in the trust account $5,000 for each one-month extension. If we do not complete an initial business combination by July 18, 2025 (which may be extended to such later date as may be approved by our shareholders in an amendment to our charter), then our existence will terminate, and we will distribute all amounts in the trust account.

Proposed Business Combination

On May 7, 2023, we entered into a definitive Business Combination Agreement with Allrites Holdings Pte Ltd., a Singapore private company limited by shares (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, as the shareholders of Allrites’ representative (“Meta Gold”), which was amended by that certain First Amendment to the Business Combination Agreement between us, Allrites, and Meta Gold dated January 14, 2025 (collectively, the “Business Combination Agreement”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination”.

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions, at the closing of the Business Combination, Allrites will become a wholly owned subsidiary of the Company.

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

Financial Position

With funds available for an initial business combination in the amount of $3,186,602 as of November 30, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of November 30, 2024, the amount in the trust account was approximately $11.82 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Our charter provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders.

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

If the Business Combination is not completed, we may continue to try to complete an initial business combination with a different target by July 18, 2025 (which may be extended to such later date as may be approved by our shareholders in an amendment to our charter).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our charter provides that we will have until July 18, 2025, assuming we exercise the twelve one-month extensions, to complete our initial business combination. If we are unable to complete our initial business combination by July 18, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 18, 2025.

Our sponsor, senior advisors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by July 18, 2025. The anchor investors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time frame. However, if our sponsor, senior advisors, officers, directors, or anchor investors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 18, 2025.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2025 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $45,397 of proceeds held outside the trust account at November 30, 2024, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of November 30, 2024, we have access to up to approximately $45,397 from the proceeds of the IPO and the sale of the placement warrant with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2025, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by July 18, 2025, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our charter, like all provisions of our charter, may be amended by special resolution.

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

We are required to evaluate our internal control procedures for the fiscal year ending November 30, 2024 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a newly incorporated Cayman Islands exempt company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	as a result of the low initial price paid by our sponsor and the anchor investors for the founder shares, our sponsor, its affiliates and our management team as well as the anchor investors stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders;

●	we may not be able to complete our initial business combination within the prescribed time frame;

●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our shareholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors and our anchor investors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public shareholders may not be afforded an opportunity to vote on our initial business combination;

●	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree;

●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

●	our competitors have advantages over us in seeking business combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our ordinary shares;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our sponsor controls a substantial interest in us;

●	if we seek shareholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	possibility of losing the ability to redeem all shares equal to or in excess of 15% of our ordinary shares if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;

●	Nasdaq has delisted our securities from trading on its exchange and we may be unable to list our securities on another exchange;

●	we will likely only be able to complete one business combination with the proceeds of the IPO and the sale of the placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services;

●	we are not registering the ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO at this time, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our trust account dropping below $10.20 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	impact of COVID-19 and related risks; the potential inability to enforce judgments against us or our management or board of directors

●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations.

●	Our auditors have identified a material weakness in our accounting controls as a result of repayment of certain amounts to our Sponsor and its Affiliate prior to, and at the time, we completed our initial public offering. We are working to correct those weaknesses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are currently not listed on any trading market.

(b) Holders

On February 26, 2025, there were 1 holder of record of our units, 4 holders of record of our Class A ordinary share and 2 holders of record of our warrants.

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

Recent Developments

On July 17, 2023, the board held a special meeting (the “First Special Meeting”) where our shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 1 to the Trust Agreement (the “Trust Agreement Amendment No. 1”) to amend the Trust Agreement to allow the Company to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination. Pursuant to the Trust Agreement Amendment No. 1, the Company has the right to extend beyond July 18, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through July 18, 2024 (each of the 12, 1-month extensions, an “Extension”, and each such extended date a “Deadline Date”) the date by which the Company must consummate the initial Business Combination and the Sponsor will deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”).

At the First Special Meeting, shareholders also approved the NTA Amendment to remove from the existing charter the following limitations: (i) that we will only redeem offering shares so long as (after such redemption), our net tangible assets (“NTA”) will be at least $5,000,001 or any greater NTA or cash requirement that may be contained in the agreement relating to an initial business combination and after payment of the underwriters’ fees and commission (the “Redemption Limitation”), (ii) that we shall not redeem offering shares in connection with the consummation of a business combination if the Redemption Limitation is exceeded, and (iii) that we shall not consummate a business combination pursuant to a tender offer if the Redemption Limitation is exceeded (the “NTA Proposal”). In connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the First Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

On July 10, 2024, we held another special meeting (the “Second Special Meeting”), where its shareholders approved (i) to authorize us to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment No. 2”) to allow us to extend beyond July 18, 2024 the date by up to 12 Extensions through July 18, 2025, (ii) for each additional extension, the Sponsor is required to deposit into the Trust Account the lesser of (x) $5,000, or (y) $0.02 per share for each public share outstanding as of the applicable Deadline Date, and (iii) the holders of our Class B ordinary shares have the right to convert such Class B ordinary shares into Class A ordinary shares on a one-to-one basis at the election of such holders. In connection with the voting on the Second Special Meeting, holders of 2,522,186 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $26,268,373 or approximately $10.41 per share.

From July 2023 to June 2024 we deposited twelve (12) tranches of $50,000, for an aggregate of $600,000, into our Trust Account for its public shareholders, allowing us to extend the date by which we must consummate an initial business combination to July 18, 2024. From July 2024 to October 2024, we deposited four (4) tranches of $5,000 into our Trust Account for its public shareholders, allowing us to extend the date by which we must consummate an initial business combination to November 18, 2024. From January to March 2025, we deposited four tranches of $5,000, for an aggregated of $20,000, into our Trust Account for the public shareholders, allowing us to extend the date by which we must consummate an initial business combination to February 18, 2025.

On December 11, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since our Market Value of Listed Securities was less than $50 million, we were no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450(b)(2)(A), which requires us to maintain a Market Value of Listed Securities of at least $50 million (the “MVLS Notice”). The MVLS Notice additionally indicates that we, pursuant to the Listing Rules, has a compliance period of 180 calendar days in which it can regain compliance. Further, the MVLS Notice states that, if at any time during the compliance period we close at $50 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

On May 4, 2024, Nils Michaelis resigned his position as director, President, Chief Operating Officer, and Head of Mergers & Acquisitions.

Trading in our securities was suspended on September 9, 2024. The delisting of our securities will become effective ten days after Nasdaq files a Form 25 with the U.S. Securities and Exchange Commission. We have begun the process to move its ordinary shares to the over the counter market as an interim measure to resume trading. We also remain committed to uplisting its securities to Nasdaq following the completion of its previously announced business combination with Allrites Holdings Pte Ltd.

Advances from Related Party - Sponsor

As of November 30, 2024, the Company received aggregate advances from the Sponsor totaling $1,182,116. As of November 30, 2024, the Company used $620,000 of the advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination to November 18, 2024. These advances are non-interest bearing and payable the earlier of the closing of the merger or liquidation of the Company. As of November 30, 2024 and 2023, the Company has $1,182,116 and $800,000, respectively, in advances owed to the Sponsor, respectively.

Advances from Related Party - Allrites

As of November 30, 2024 the Company received aggregate advances of $231,666 from Allrites. These advances are non-interest bearing and payable the earlier of the closing of the merger or the date for mandatory liquidation.

Business Combination Agreement

On May 7, 2023, we, entered into a definitive Business Combination Agreement with Allrites Holdings Pte Ltd., a Singapore private company limited by shares, (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, in its capacity as the representative for the shareholders of Allrites (“Meta Gold”), which was further amended by that certain First Amendment to Business Combination Agreement dated January 14, 2025 between us, Allrites, and Meta Gold (collectively, the “Business Combination Agreement”). The transactions contemplated by the Agreement are referred to as the “Business Combination.”

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

As additional consideration for the Business Combination, subject to certain conditions, if Allrites’ recurring revenue recognized solely from the sale of products and services to its contracted subscription customer base in accordance with GAAP measured for each of the first two fiscal years following Closing (each, an “Earnout Period”) exceeds the thresholds of $8,750,000 for the first Earnout Period and $15,740,000 for the second Earnout Period, the Company will issue to the Allrites shareholders: (i) in connection with the first Earnout Period, if earned and payable, 800,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $8,000,000; and (ii) in connection with the second Earnout Period, if earned and payable, 1,000,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $10,000,000. If the recurring revenue for the first Earnout Period fails to meet or exceed the Earnout Threshold but the recurring revenue for the second Earnout Period meets or exceeds the Earnout Threshold for the second Earnout Period, AFAR shall issue to the Company Shareholders both the First Earnout and the Second Earnout.

Termination and Break-Up Fee

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing. If the Business Combination Agreement is terminated, all further obligations of the parties related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions under the Business Combination Agreement will terminate and will be of no further force and effect, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for certain fraud claims or for willful breach of the Business Combination Agreement prior to the termination.

The Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred on or prior to July 18, 2025 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Business Combination Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Business Combination Agreement by such party.

The Business Combination Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and Allrites; (ii) by either the Company or Allrites if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Business Combination, and such order or other action has become final and non-appealable; (iii) by Allrites for the Company’s material uncured breach of the Business Combination Agreement, if the breach would result in the failure of the related Closing condition; (iv) by the Company for the material uncured breach of the Business Combination Agreement by Allrites, if the breach would result in the failure of the related Closing condition; (v) by the Company if there has been a Company Material Adverse Effect with respect to Allrites since the date of the Business Combination Agreement, which is uncured and continuing; or (vi) by either the Company or Allrites if the Company holds an extraordinary general meeting of its shareholders to approve the Business Combination Agreement and the Business Combination and such approval is not obtained.

In the event the Business Combination Agreement is terminated and subject to the terms of the Business Combination Agreement, the terminating party shall pay $350,000 to the non-terminating party, within three business days, by wire transfer of immediately available funds to an account specified by the non-terminating party, as liquidated damages.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2021 (inception) through November 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2024, we had a net income of $189,524, which consists of interest income on marketable securities held in the Trust Account of $1,123,400 and interest earned on note receivable of $5,014, partially offset by operating costs of $938,890.

For the year ended November 30, 2023, we had a net income of $2,410,775, which consists of interest income on marketable securities held in the Trust Account of $4,082,917, interest earned on note receivable of $342, and an unrealized gain on marketable securities held in our Trust Account of $624, partially offset by operating and formation costs of $1,673,108.

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

For the year ended November 30, 2024, cash used in operating activities was $431,473. Net income of $189,524 was affected by interest earned on marketable securities held in the Trust Account of $1,123,400. Changes in operating assets and liabilities provided $502,403 of cash for operating activities.

For the year ended November 30, 2023, cash used in operating activities was $677,442. Net income of $2,410,775 was affected by interest earned on marketable securities held in the Trust Account of $4,082,917 and an unrealized gain on marketable securities held in the Trust account of $624. Changes in operating assets and liabilities provided by $995,324 of cash for operating activities.

As of November 30, 2024, we had marketable securities held in the Trust Account of $3,186,602 (including $359,676 of interest income, net of unrealized losses) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2024, we had cash of $45,397. We intend to use the funds held outside the Trust Account and advances from related parties, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We expect to incur significant costs in pursuit of our acquisition plans and will not generate any operating revenues until after the completion of our initial business combination. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete an Initial Business Combination by December 18, 2024, then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we are required to liquidate after December 18, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We agreed to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement. We began incurring these fees on January 27, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

On August 29, 2024, Iris Fund LP (“IRIS”), Allrites and the Company entered into a venture debt facility agreement (together with a series other documents designated as such by IRIS and Allrites, collectively “Facility Documents”), pursuant to which, IRIS agreed to make available to Allrites a US$ term loan facility in the principal amount of US$1,500,000, with the Company serves as a guarantor (the “Guarantor”). The Company shall irrevocably and unconditionally:

(a) guarantees to IRIS due and punctual performance by Allrites of all Allrites's obligations under the Facility Documents;

(b) undertakes with IRIS that whenever Allrites does not pay any amount when due under or in connection with any Facility Document, that the Company shall immediately on demand pay that amount as if it or he was the principal obligor; and

(c) undertakes with IRIS that, if any amount which would otherwise be claimed by IRIS under paragraph(s) (a) and/or (b) above is for any reason not recoverable thereunder on the basis of a guarantee, the Guarantor shall as principal debtor and primary obligor jointly and severally indemnify IRIS immediately on demand against any cost, loss or liability which IRIS may incur or suffer as a result of Allrites not paying any amount when (if such amount were recoverable from Allrites) it would have been due under or in connection with any Facility Document; and the amount payable by the Guarantor under this indemnity shall not exceed the amount the Guarantor would have had to pay under paragraph(s) (a) and/or (b) above if the amount claimed had been recoverable on the basis of a guarantee.

As of November 30, 2024, Allrites withdrew the $1,500,000 facility in full. Up to the date of the financial statements were issued, the Company believes the default is remote.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tristan Lo	42	Co-Chief Executive Officer, Director and Chairman of Board
David Andrada	44	Co-Chief Executive Officer, Chief Financial Officer and Director
Calvin Ng	42	Director
Andrew Porter	47	Independent Director
Thorsten Neumann	43	Independent Director
Aneel Ranadive	41	Independent Director
John Laurens	64	Independent Director
Jay McCarthy	62	Independent Director

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

Mr. Thorsten Neumann joined our board of directors as of the consummation of our IPO. Mr. Neumann has 22 years of technology and innovation experience in serial entrepreneurial roles in fintech and senior management of listed companies. He has a credible background in technology, operations, and business strategy in Europe, South East Asia, and Africa. Mr. Neumann founded an SME focused Internet Service Provider, Intdev Internet Technologies (Private) Ltd in 1998, and assumed the role of Chief Executive Officer from November 2008 to November 2010. He scaled and successfully exited the business, today a subsidiary of JSE-listed Alviva. Mr. Neumann was an early joiner in role of Project Developer at Global Trader from January 2004 through June 2008, where he led engineering and project delivery of the international expansion of the Equities Swaps (CFD) business. The company was successfully acquired by JSE-listed Purple Capital in 2007 for $47 million. Mr. Neumann was recruited by Banro Corporation to lead the Canadian TSX-listed gold miner’s technology strategy and group-wide ICT program. He held the role of Group Technology Manager from December 2010 until August 2013, and roll out enterprise information and communication systems in commissioning two industrial-scale greenfield gold mines. Mr. Neumann co-founded Singapore-based fintech Transaction Technologies Pte Ltd (SmartPesa) and served as Director and Chief Technology Officer from November 2013 until June 2019, where he secured VC funding to roll out the payments platform to thirteen markets. Since August 2012, he held role of Director for Icarus Feather Limited, an investment holdings company. In July 2019, Mr Neumann took on the Managing Director role of Chief Technology Officer at SC Ventures, the innovation arm of Standard Chartered Bank to deliver tangible value creation - in sponsoring entrepreneurs, technology due diligences for the $100 million investment fund, and creation of new disruptive business models. He is a mentor with the German Accelerator, an active angel investor, and an advocate for open-source software. Mr. Neumann holds a Bachelor of Science from University of Johannesburg, a Master of Computer Science from University of Pretoria, and a Graduate Certificate in Real Estate Finance from the National University of Singapore.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of February 26, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary share;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 3,259,510 shares of our ordinary share, consisting of (i) 384,510 shares of our Class A ordinary share, and (ii) 2,875,000 shares of our Class B ordinary share, issued and outstanding as of February 26, 2025. On all matters to be voted upon, holders of the shares of Class A ordinary share and shares of Class B ordinary share vote together as a single class. Currently, all of the shares of Class B ordinary share are convertible into Class A ordinary share on a one-for-one basis.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares	Percentage of Total Outstanding Ordinary share
Aura FAT Projects Capital LLC	2,875,000	100%	88.20%
Tristan Lo(3)	-	-	-
David Andrada(3)	-	-	-
Calvin Ng(3)	-	-	-
Nils Michaelis(4)	-	-	-
John Laurens(4)	-	-	-
Thorsten Neumann(4)	-	-	-
Andrew Porter(4)	-	-	-
Aneel Ranadive(4)	-	-	-
Jay McCarthy(4)	-	-	-
All executive officers and directors as a group (9 individuals)	2,875,000	100%	88.20%

(1)	Unless otherwise noted, the business address of each of these entities and individuals is 1 Phillip Street, #09-00, Royal One Phillip, Singapore, 048692.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”
(3)	Aura FAT Projects Capital LLC, our sponsor, is the record holder of the securities reported herein. Tristan Lo, David Andrada, are each a control person of our sponsor, and Calvin Ng will become a control person of the sponsor prior to the closing of this offering. By virtue of this relationship, Tristan Lo, David Andrada, and Calvin Ng may be deemed to share beneficial ownership of the securities held of record by our sponsor. Tristan Lo, David Andrada, and Calvin Ng each disclaims any such beneficial ownership except to the extent of his respective pecuniary interest.
(4)	Immediately after the initial business combination, the non-executive directors, will each be a member of our sponsor. By virtue of this relationship, each of the non-executive directors may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of the non-executive directors each disclaims any such beneficial ownership except to the extent of his or her respective pecuniary interest.

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

On January 7, 2022, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of our promissory note, we may borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and was payable on the earlier of (i) October 31, 2022 and (ii) the completion of our initial public offering. On June 22, 2022 the Company paid the balance due on the promissory note of $83,954. As of November 30, 2024 and 2022, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of November 30, 2024 and 2023, there were no amounts outstanding under the any such loans.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of our directors, other than Tristan Lo, David Andrada, and Calvin Ng, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The firm of MaloneBailey acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. During the period ended November 30, 2024 and 2023, fees for our independent registered public accounting firm were approximately $55,000 and $77,500, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods, and the audit of our November 30, 2024, financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period ended November 30, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period ended November 30, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period ended November 30, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 12, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.3	Amended and Restated Memorandum and articles of association. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Securities.*
10.1	Letter Agreement, dated April 12, 2022, among the Company, Aura FAT Projects Capital LLC. and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated January 7, 2022, issued to Aura FAT Projects Capital LLC (1)
10.3	Investment Management Trust Agreement, dated April 12, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated April 12, 2022, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated April 12, 2022, by and between the Company and Aura FAT Projects Capital LLC. (2)
10.6	Placement Warrant Purchase Agreement, dated April 12, 2022, between the Company and Aura FAT Projects Capital LLC. (2)
10.7	Form of Indemnity Agreement. (1)
10.8	Securities Subscription Agreement, dated January 7, 2022, between the Registrant and Aura FAT Projects Capital LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Aura FAT Projects Acquisition Corp Incentive Compensation Recovery Policy*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 18, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 18, 2022.

AURA FAT PROJECTS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aura FAT Projects Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aura FAT Projects Acquisition Corp. (the “Company”) as of November 30, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 6, 2025

AURA FAT PROJECTS ACQUISITION CORP.

BALANCE SHEETS

	November 30,	November 30,
	2024	2023
Assets
Current Assets
Cash	$45,397	$233,088
Prepaid expenses and other current assets	108,736	130,933
Total Current Assets	154,133	364,021

Cash and marketable securities held in Trust Account	3,186,602	30,604,459
Total Assets	$3,340,735	$30,968,480

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,610,031	$1,129,825
Advances from related party - Allrites	231,666	-
Advances from related party - Sponsor	1,182,116	800,000
Total Current Liabilities	3,023,813	1,929,825

Deferred underwriting commission	4,025,000	4,025,000
Total Liabilities	7,048,813	5,954,825

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 269,510 and 2,791,696 shares at a redemption value of $11.82 and $10.96 per share as of November 30, 2024 and 2023, respectively	3,186,602	30,604,459

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 issued and outstanding (excluding 269,510 and 2,791,696 shares subject to possible redemption as of November 30, 2024 and 2023, respectively)	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding as of November 30, 2024 and 2023	288	288
Accumulated deficit	(6,894,980)	(5,591,104)
Total Shareholders’ Deficit	(6,894,680)	(5,590,804)
Total Liabilities and Shareholders’ Deficit	$3,340,735	$30,968,480

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2024	2023
Operating and formation costs	$938,890	$1,673,108

Loss from operations	(938,890)	(1,673,108)

Other income:
Interest earned on note receivable	5,014	342
Interest earned on marketable securities held in Trust Account	1,123,400	4,082,917
Unrealized gain on marketable securities held in Trust Account	-	624
Total other income, net	1,128,414	4,083,883

Net income	$189,524	$2,410,775

Weighted average shares outstanding, Class A ordinary shares	1,983,273	8,274,829

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.22

Weighted average shares outstanding, Class B ordinary shares	2,875,000	2,875,000

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.22

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2024 AND 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,668,338)	$(3,668,038)

Extension Funds attributable to ordinary shares subject to redemption	-	-	-	-	-	(250,000)	(250,000)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(4,083,541)	(4,083,541)

Net income	-	-	-	-	-	2,410,775	2,410,775

Balance - November 30, 2023	115,000	$12	2,875,000	$288	$-	$(5,591,104)	$(5,590,804)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	(370,000)	(370,000)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,123,400)	(1,123,400)

Net income	-	-	-	-	-	189,524	189,524

Balance - November 30, 2024	115,000	$12	2,875,000	$288	$-	$(6,894,980)	$(6,894,680)

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$189,524	$2,410,775
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,123,400)	(4,082,917)
Unrealized (gain) on marketable securities held in Trust Account	-	(624)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,197	(10,399)
Accounts payable and accrued expenses	480,206	1,005,723
Net cash used in operating activities	(431,473)	(677,442)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(370,000)	(250,000)
Cash withdrawn from Trust Account in connection with redemption	28,911,257	92,514,424
Net cash provided by investing activities	28,541,257	92,264,424

Cash Flows from Financing Activities:
Advances from related party - Sponsor	112,516	550,000
Advances from related party - Allrites	231,666	-
Proceeds from extension loan	370,000	250,000
Repayment of advances from related party- Sponsor	(100,400)	-
Redemption of ordinary shares	(28,911,257)	(92,514,424)
Net cash used in financing activities	(28,297,475)	(91,714,424)

Net Change in Cash	(187,691)	(127,442)
Cash - Beginning of period	233,088	360,530
Cash - End of period	$45,397	$233,088

Non-Cash investing and financing activities:
Extension funds attributable to ordinary shares subject to redemption	$370,000	$250,000
Accretion of Class A ordinary shares carrying value to redemption value	$1,123,400	$4,083,541

The accompanying notes are an integral part of the financial statements.

AURA FAT PROJECTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

As of November 30, 2024, the Company had not commenced any operations. All activity for the period from December 6, 2021 (inception) through November 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company and negotiation for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $5,724,785 consisting of $1,150,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), and $549,785 of costs related to the Initial Public Offering. Cash of $45,397 was held outside of the Trust Account on November 30, 2024 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

Upon the closing of the Initial Public Offering, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a Trust Account and may only be invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the memorandum and articles of association prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association) (the “Combination Period”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A ordinary shares are not classified as a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company initially has only 15 months (or up to a 21-month if the Company chooses to extend such period, as described in more detail in the final prospectus, or as extended by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association) from the closing of the Initial Public Offering to consummate the initial Business Combination. On July 17, 2023, the Company held a special meeting (the “First Special Meeting”) where its shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 1 to the Trust Agreement (the “Trust Agreement Amendment No. 1”) to amend the Trust Agreement to allow the Company to extend beyond July 18, 2023 the date by which the Company must have completed its initial business combination. Pursuant to the Trust Agreement Amendment No.1, the Company has the right to extend beyond July 18, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through July 18, 2024 (each of the 12, 1-month extensions, an “Extension”, and each such extended date a “Deadline Date”) the date by which the Company must consummate the initial Business Combination and the Sponsor will deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”).

At the First Special Meeting, shareholders also approved to remove from the existing charter the following limitations: (i) that the Company will only redeem offering shares so long as (after such redemption), the Company’s net tangible assets (“NTA”) will be at least $5,000,001 or any greater NTA or cash requirement that may be contained in the agreement relating to an initial business combination and after payment of the underwriters’ fees and commission (the “Redemption Limitation”), (ii) that the Company shall not redeem offering shares in connection with the consummation of a business combination if the Redemption Limitation is exceeded, and (iii) that the Company shall not consummate a business combination pursuant to a tender offer if the Redemption Limitation is exceeded (the “NTA Proposal”). In connection with the voting on the NTA Proposal, the Extension Amendment Proposal, and the Trust Amendment Proposal at the Special Meeting, holders of 8,708,304 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

On July 10, 2024, the Company held another special meeting (the “Second Special Meeting”), where its shareholders approved (i) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment No. 2”) to allow the Company to extend beyond July 18, 2024 the date by up to 12 Extensions through July 18, 2025, (ii) for each additional extension, the Sponsor is required to deposit into the Trust Account the lesser of (x) $5,000, or (y) $0.02 per share for each public share outstanding as of the applicable Deadline Date, and (iii) the holders of the Company’s Class B ordinary shares have the right to convert such Class B ordinary shares into Class A ordinary shares on a one-to-one basis at the election of such holders. In connection with the voting on the Second Special Meeting, holders of 2,522,186 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $26,268,373 or approximately $10.41 per share.

From July 2023 to June 2024 the Company deposited twelve (12) tranches of $50,000, for an aggregate of $600,000, into the Company’s Trust Account for its public shareholders, allowing the Company to extend the date by which the Company must consummate an initial business combination to July 18, 2024. From July 2024 to October 2024, the Company deposited four (4) tranches of $5,000 into the Company’s Trust Account for its public shareholders, allowing the Company to extend the date by which the Company must consummate an initial business combination to November 18, 2024. From January to March 2025, the Company deposited four tranches of $5,000, for an aggregated of $20,000, into the Company’s Trust Account for its public shareholders, allowing the Company to extend the date by which the Company must consummate an initial business combination to March 18, 2025 .

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

The Sponsor, officers and directors entered into a letter agreement with Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s amended and restated memorandum and articles of association prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association), or (B) with respect to any other provision relating to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period although the Company will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

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

Trading in the Company’s securities was suspended on September 9, 2024. The delisting of the Company’s securities will become effective ten days after Nasdaq files a Form 25 with the U.S. Securities and Exchange Commission. The Company has begun the process to move its ordinary shares to the over the counter market as an interim measure to resume trading. The Company also remains committed to uplisting its securities to Nasdaq following the completion of its previously announced business combination with Allrites Holdings Pte Ltd.

Going Concern Consideration

As of November 30, 2024, the Company had $45,397 in its operating bank account and working capital deficit of $2,869,680.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete an Initial Business Combination by July 18, 2025 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2024 and 2023. As of November 30, 2024 and 2023, the Company had cash of $45,397 and $233,088, respectively.

Cash and Marketable Securities Held in Trust Account

On June 11, 2024, the U.S Treasure Bills held in Trust Account was due, the Company reinvest the cash held in Trust Account in money market funds. At November 30, 2024 substantially all of the assets held in the Trust Account were held in money market funds. At November 30, 2023, all assets held in the Trust Account were held in cash, due to the U.S Treasure Bills were due and the Company has not reinvest the funds in any securities. All the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of November 30, 2024 and 2023, the Company had $3,186,602 and $30,604,459 in the Trust Account, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2024 and 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On July 17, 2023, in connection with the voting on the First Special Meeting, holders of 8,708,304 Class A ordinary shares exercised the right to redeem such shares for a payment of $92,514,424 or approximately $10.62 per share.

On July 19, 2024, in connection with the voting on the Second Special Meeting, holders of 2,522,186 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of $26,268,373 or approximately $10.41 per share. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increase or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of November 30, 2024 and 2023, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, November 30, 2022	$118,785,342
Less:
Redemption	(92,514,424)
Plus:
Extension funds attributable to ordinary shares subject to redemption	250,000
Class A ordinary shares subject to possible redemption, November 30, 2023	$30,604,459
Less:
Redemption	(28,911,257)
Plus:
Extension funds attributable to ordinary shares subject to redemption	370,000
Accretion of carrying value to redemption value	1,123,400
Class A ordinary shares subject to possible redemption, November 30, 2024	$3,186,602

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As November 30, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. For the respective periods ending November 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended November 30
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$77,369	$112,155	$1,789,153	$621,622
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,983,273	2,875,000	8,274,829	2,875,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.22	$0.22

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Each Private Placement Warrant is identical to the warrants offered by the Initial Public Offering, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the placement warrants) are identical to the warrants sold in the Initial Public Offering except that (a) the placement warrants and their component securities will not be transferable, assignable or saleable until 30 days after our consummation of our initial Business Combination, except to permitted transferees, and (b) will be entitled to registration rights.

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

Administrative Services Fee

The Company pays an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial Business Combination commencing on the filing of the initial draft registration statement, which was January 27, 2022. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended November 30, 2024 and 2023, the Company has incurred $240,000 and $240,000, in fees for these services. As of November 30, 2024 and 2023, the Company owed $360,000 and $120,000, respectively, in administrative services fees payable.

Allrites Note Receivable

On October 31, 2023, the Company issued a convertible note to Allrites of $100,000 (the “Note Receivable”) to be used for a working capital. This loan is interest bearing at 5% and will convert at the time of a business combination. On August 5, 2024, Allrites paid $3,413 of the interest owed on this note. As of November 30, 2024 and 2023, the amount receivable was $101,944 and $100,342, respectively, and is included in prepaid expenses and other current assets on the Company’s balance sheets.

Promissory Note - Related Party

On September 14, 2023, the Company signed a convertible promissory note with the Sponsor for $1,000,000 for working capital purposes. The note is non-interest bearing and payable upon liquidation or completion of a Business Combination. As of November 30, 2024 and 2023, there was no balance outstanding under the convertible promissory note.

Advances from Related Party - Sponsor

As of November 30, 2024, the Company received aggregate advances of $1,182,116 from the Sponsor. As of November 30, 2024, the Company used $620,000 of the advances to deposit the Extension Payment into the Trust account in connection with the Extension Amendment Proposal to extend the date by which the Company must have completed its initial business combination to November 18, 2024. These advances are non-interest bearing and payable the earlier of the closing of the merger or liquidation of the Company. As of November 30, 2024 and 2023, the Company has $1,182,116 and $800,000 in advances owed to the Sponsor, respectively.

Advances from Related Party - Allrites

As of November 30, 2024 the Company received aggregate advances of $231,666 from Allrites. These advances are non-interest bearing and payable the earlier of the closing of the merger or the date for mandatory liquidation.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of November 30, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

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

Business Combination Agreement

On May 7, 2023, the Company, entered into a definitive Business Combination Agreement (which was further amended by that certain parties as mentioned below on January 14, 2025, collectively, the “Agreement”) with Allrites Holdings Pte Ltd., a Singapore private company limited by shares, (“Allrites”), and Meta Gold Pte. Ltd., a Singapore exempt private company limited by shares, in its capacity as the representative for the shareholders of Allrites. The transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.”

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

As additional consideration for the Business Combination, subject to certain conditions, if Allrites’ recurring revenue recognized solely from the sale of products and services to its contracted subscription customer base in accordance with GAAP measured for each of the first two fiscal years following Closing (each, an “Earnout Period”) exceeds the thresholds of $8,750,000 for the first Earnout Period and $15,470,000 for the second Earnout Period, the Company will issue to the Allrites shareholders: (i) in connection with the first Earnout Period, if earned and payable, 800,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $8,000,000; and (ii) in connection with the second Earnout Period, if earned and payable, 1,000,000 Company Class A Ordinary Shares, valued at $10.00 per share, for an aggregate value of $10,000,000. If the recurring revenue for the first Earnout Period fails to meet or exceed the Earnout Threshold but the recurring revenue for the second Earnout Period meets or exceeds the Earnout Threshold for the second Earnout Period, the Company shall issue to the Allrites shareholders both the First Earnout and the Second Earnout.

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

The Agreement may be terminated at any time prior to the Closing by either the Company or Allrites if the Closing has not occurred, on or prior to July 18, 2025 (the “Business Combination Deadline”) unless the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Extension Option”), for an additional six months for the Company to consummate a business combination pursuant to the charter amendment. A party is not entitled to terminate the Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Agreement by such party. The Company has the right to extend the Deadline Date through July 18, 2025.

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

In the event the Agreement is terminated, the terminating party shall pay $350,000 to the non-terminating party, within three business days, by wire transfer of immediately available funds to an account specified by the non-terminating party, as liquidated damages.

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

Consulting Agreement

On July 17, 2023, the Company entered into a consulting agreement with Andreas Ehn for services as a member of the board and participation in any committee roles. Andreas Ehn has agreed to join the Company’s Board of Directors effective at completion of the Business Combination with Allrites. The annual compensation will be for $480,000 and a maximum of $60,000 in the Company’s performance rights. For the year ended November 30, 2024, there were no expenses incurred related to this agreement.

Venture Debt Facility Agreement

On August 29, 2024, Iris Fund LP (“IRIS”), Allrites and the Company entered into a venture debt facility agreement (together with a series other documents designated as such by IRIS and Allrites, collectively “Facility Documents”), pursuant to which, IRIS agreed to make available to Allrites a US$ term loan facility in the principal amount of US$1,500,000, with the Company serves as a guarantor (the “Guarantor”). The Company shall irrevocably and unconditionally:

(a) guarantees to IRIS due and punctual performance by Allrites of all Allrites's obligations under the Facility Documents;

(b) undertakes with IRIS that whenever Allrites does not pay any amount when due under or in connection with any Facility Document, that the Company shall immediately on demand pay that amount as if it or he was the principal obligor; and

(c) undertakes with IRIS that, if any amount which would otherwise be claimed by IRIS under paragraph(s) (a) and/or (b) above is for any reason not recoverable thereunder on the basis of a guarantee, the Guarantor shall as principal debtor and primary obligor jointly and severally indemnify IRIS immediately on demand against any cost, loss or liability which IRIS may incur or suffer as a result of Allrites not paying any amount when (if such amount were recoverable from Allrites) it would have been due under or in connection with any Facility Document; and the amount payable by the Guarantor under this indemnity shall not exceed the amount the Guarantor would have had to pay under paragraph(s) (a) and/or (b) above if the amount claimed had been recoverable on the basis of a guarantee.

As of November 30, 2024, Allrites withdrew the $1,500,000 facility in full. Up to the date of the financial statements were issued, the Company believes the default is remote.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of November 30, 2024 and 2023, there were 115,000 Class A ordinary shares issued and outstanding (excluding 269,510 and 2,791,696 shares subject to possible redemption, respectively, that were classified as temporary equity in the accompanying balance sheets).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of November 30, 2024 and 2023, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Warrants - Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

At November 30, 2024, assets held in the Trust Account were comprised of $3,186,602 in U.S. Treasury securities. During the year ended November 30, 2024, the Company withdrew an amount of $28,911,257 from the Trust Account in connection with redemption.

At November 30, 2023, assets held in the Trust Account were comprised of $1,055 in cash and $30,603,404 in U.S. Treasury securities. During the year ended November 30, 2023, the Company withdrew an amount of $92,524,424 from the Trust Account in connection with redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2024	Level	November 30, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities and Money Market Funds	1	$3,186,602	1	$30,604,459

NOTE 9. SEGMENTS

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Co-Chief Executive Officers (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended November 30, 2024	For the Year Ended November 30, 2023
General and administrative expenses	$938,890	$1,673,108
Interest earned on the Trust Account	$1,123,400	$4,082,917

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

On December 27, 2024, the Company received $52,166 from Allrites. These advances are non-interest bearing and payable the earlier of the closing of the merger or the date for mandatory liquidation.

From January to March 2025, the Company deposited four tranches of $5,000, for an aggregated of $20,000, into the Company’s Trust Account for its public shareholders, allowing the Company to extend the date by which the Company must consummate an initial business combination to March 18, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2025	Aura FAT Projects Acquisition Corp

	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tristan Lo	Co-Chief Executive Officer and Chairman and Director	March 6, 2025
Tristan Lo	(Principal Executive Officer)

/s/ David Andrada	Co-Chief Executive Officer and Chief Financial Officer and Director	March 6, 2025
David Andrada	(and Principal Financial and Accounting Officer)

/s/ Calvin Ng	Director	March 6, 2025
Calvin Ng

/s/ Thorsten Neumann	Director	March 6, 2025
Thorsten Neumann

/s/ Andrew Porter	Director	March 6, 2025
Andrew Porter

/s/ Aneel Ranadive	Director	March 6, 2025
Aneel Ranadive

/s/ John Laurens	Director	March 6, 2025
John Laurens

/s/ Jay McCarthy	Director	March 6, 2025
Jay McCarthy